Form 10-Q
period 2021-09-30
Cascadia Acquisition Corp.
filed 2021-11-15
CIK 1846968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number:
001-40762

CASCADIA ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2105250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 2
nd
Avenue, Suite 1200
Seattle, Washington 98104
(Address of principal executive offices)
(206)
436-2550
(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one Redeemable Warrant	CCAIU	The Nasdaq Stock Market LLC
Shares of Class A common stock	CCAI	The Nasdaq Stock Market LLC
Redeemable Warrants	CCAIW	The Nasdaq Stock Market LLC
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November 15, 2021, 15,000,000 shares of Class A common stock, par value $0.0001 per share, and 3,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

CASCADIA ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	1
Balance Sheet as of September 30, 2021 (Unaudited)	1
Statement of Operations for the Three Months Ended September 30, 2021 and for the period from February 16, 2021 (inception) through September 30, 2021 (Unaudited)	2
Statement of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit) for the Three Months ended September 30, 2021 and for the period from February 16, 2021 (inception) through September 30, 2021 (unaudited)	3
Statement of Cash Flows for the period from February 16, 2021 (inception) through September 30, 2021 (Unaudited)	4
Notes to Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CASCADIA ACQUISITION CORP.
UNAUDITED BALANCE SHEET
SEPTEMBER 30, 2021

ASSETS
ASSETS
Current assets
Cash	$825,895
Prepaid expenses	781,788

Total current assets	1,607,683
Investments Held in Trust Account	150,000,000

Total assets	$151,607,683

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDER’S DEFICIT
LIABILITIES
Current liabilities
Accrued expenses	$34,167
Accrued offering costs	250,000
Franchise tax payable	16,667

Total current liabilities	300,834

Non-current liabilities
Deferred underwriter fee payable	5,250,000
Warrant liability	9,675,000

Total non-current liabilities	14,925,000

Total liabilities	15,225,834

Commitments and contingencies
Redeemable Class A Common stock
Redeemable Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 15,000,000 shares issued and outstanding subject to possible redemption, at redemption value	150,000,000

STOCKHOLDER’S DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,312,500 issued and outstanding (1)	431
Additional paid-in capital	—
Accumulated deficit	(13,618,582)

Total Stockholder’s Deficit	(13,618,151)

Total Liabilities, Redeemable Class A Common Stock and Stockholder’s Deficit	$151,607,683

(1)	Includes up to 562,500 of Class B shares that were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part (See Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

CASCADIA ACQUISITION CORP.
UNAUDITED STATEMENTS OF OPERATIONS

		For the Period From
	For the Three Months	February 16, 2021 (inception)
	Ended September 30, 2021	through September 30, 2021
General and administrative expenses	$80,658	$80,658
Formation costs	—	2,500
Franchise tax expenses	16,667	16,667

Loss from operations	(97,325)	(99,825)

Other expense
Change in fair value of derivative warrant liabilities	(375,000)	(375,000)
Offering costs associated with derivative warrant liabilities	(326,718)	(326,718)

Total other expense	(701,718)	(701,718)

Net loss allocable to common shareholders	$(799,043)	$(801,543)

Weighted average of shares outstanding of Class A redeemable common shares, basic and diluted	15,000,000	15,000,000

Basic and diluted net loss per share, Class A redeemable common shares	$(0.79)	$(0.79)

Weighted average of shares of Class B non-redeemable common shares (1)	3,750,000	3,750,000

Basic and diluted net loss per share, Class B non-redeemable common shares (1)	$(0.79)	$(0.79)

(1)	Excludes up to 562,500 of Class B shares that were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part (See Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

CASCADIA ACQUISITION CORP.
UNAUDITED STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH
S
EPTEMBER
 30, 2021

			Stockholders’ Equity (Deficit)
	Class A Common Stock subject to possible redemption		Class B Common Stock		Additional	Accumulated	Total stockholder’s
	Shares	Amount	Shares	Amount	paid-in capital	deficit	equity (deficit)
Balance, February 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—		—	(2,500)	(2,500)

Balance, June 30, 2021	—	0.00	4,312,500	431	24,569	(2,500)	22,500
Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	15,000,000	140,700,000	—	—	—	—	—
Offering costs	—	(8,541,608)	—	—	—		—
Private placement of warrants, includes excess cash received of $1,250,000 over the fair value at issuance date of August 30, 2021	—	3,750,000	—	—	1,250,000	—	1,250,000
Deemed dividend to Class A Stockholders	—	14,091,608	—	—	(1,274,569)	(12,817,039)	(14,091,608)
Net loss	—	—	—	—	—	(799,043)	(799,043)

Balance, September 30, 2021	15,000,000	$150,000,000	4,312,500	$431	$—	$(13,618,582)	$(13,618,151)

(1)	Includes up to 562,500 of Class B shares that were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part (See Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

CASCADIA ACQUISITION CORP.
UNAUDITED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities
Net loss	$(801,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	375,000
Offering costs associated with derivative warrant liabilities	326,718
Changes in operating assets and liabilities:
Prepaid expenses	(781,788)
Accrued expenses	34,167
Franchise tax payable	16,667

Net cash used in operating activities	(830,779)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(150,000,000)

Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from Sponsor note	123,795
Repayment of Sponsor note	(123,795)
Proceeds received from initial public offering, gross	150,000,000
Proceeds received from private placement	5,000,000
Offering costs paid	(3,368,326)

Net cash provided by financing activities	151,656,674

Net increase in Cash	825,895
Cash - Beginning of period	—

Cash - End of period	$825,895

Supplemental disclosures of non-cash activities:
Offering costs included in accrued offering costs	$250,000

Deferred underwriting commissions	$5,250,000

Deemed dividend to Class A stockholders	$14,091,608

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASCADIA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Cascadia Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 16, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination” or “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to concentrate on sourcing business combination opportunities in industry sectors that are being fundamentally reshaped by the introduction of advanced technologies, such as robotics, automation and artificial intelligence (“RAAI”), commonly referred to as “Industry 4.0.” In addition to RAAI, which the Company expects will be a key theme and focus as it sources business combination opportunities, the Company plans to also utilize the experience and relationship networks of its management team and board of directors to identify and source attractive and high growth opportunities in the environmental, social and governance, and specifically, the sustainability arena.
As of September 30, 2021, the Company had not commenced operations. All activity for the period from February 16, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end
.
The Company’s sponsor is Cascadia Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 25, 2021. On August 30, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the share
s
 of
the

Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs of $8,830,225 of which $5,250,000 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments, if any. On October 11, 2021, the underwriter waived the election to exercise its over-allotment option.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating total gross proceeds of $5,000,000 (the “Private Placement”). The Company granted the underwriter a 45-day option to purchase up to an additional 450,000 Private Placement Warrants at the Initial Public Offering to cover over-allotments, if any. On October 11, 2021, the underwriter waived the election to exercise its over-allotment option (See Note 5).
Following the closing of the
Initial Public Offering
 on August 30, 2021, $150,000,000, or $10.00 per Unit, from this Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions under Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Nasdaq rules provide that the Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the Trust Account (excluding deferred underwriting costs and taxes payable on the income earned on the Trust Account) at the time of the signing of a definitive agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).
The Company will proceed with a Business Combination only if the Company has net tangible assets, after payment of the deferred underwriting commissions, of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.
Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Company will have until 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the
Combination
Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s
board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party whose executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest, cause of action or claim of any kind in or to monies held in the Trust Account.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Liquidity and Capital Resources
As of September 30, 2021, the Company had $825,895 of cash in its operating bank account and $1,306,849 of working capital.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and promissory note from the Sponsor (as defined in Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loa
n.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from February 16, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying interim unaudited financial statements should be read in conjunction with the final prospectus of the Company filed with the SEC on August 27, 2021.
Use of Estimates
The preparation of
the
financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did no
t have cash equivalents in its operating account as of September 30, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A -
Expenses of Offering.
Offering costs consist of legal and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Warrants, as described below, to the proceeds received from the Units sold upon the completion of the Initial Public Offering.
Derivative Warrant Liabilities and Class A Common Stock Subject to Possible Redemption
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company accounts for warrants based on an assessment of specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability.
The 7,500,000 public warrants issued in connection with the Initial Public Offering and the 5,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants have been estimated using a Monte Carlo simulation model at the measurement date. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
As discussed in Note 3, all of the 15,000,000 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. Accordingly, as of September 30, 2021, 15,000,000 shares of Class A common stock subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.00 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2021.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under ASC Topic 820,
Fair Value Measurement
, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term natur
e.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 16, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal depository insurance coverage of $250,000. At September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At September 30, 2021, the Company had outstanding warrants to purchase up to 12,500,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net loss per common share since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s unaudited interim statements of operations include a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class
method of loss per share. Net loss per share, basic and diluted, for Class A redeemable common shares is calculated by dividing the net earnings (interest income earned on the Trust Account less funds released to pay taxes) during the reporting periods by the weighted average number of Class A redeemable common shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable
common shares is calculated by dividing the net loss, adjusted for net earnings, as described above, attributable to Class A redeemable common shares during the reporting periods, by the weighted average number of Class B non-redeemable
common shares outstanding for the period. Class B
non-redeemable
common shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account less amounts to be paid for taxes, including franchise taxes, however such taxes cannot exceed the interest earned on the Trust Account for purposes of the allocation. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, net loss per share is the same as basic net loss per share.
For the three months ended September 30, 2021 and for the period from February 16, 2021 (inception) to September 30, 2021, the weighted average shares were reduced for the effect of an aggregate 562,500 Class B common shares that were subject to forfeiture in connection with the over-allotment option (See Note 5). As of September 30, 2021, the Company has two classes of common shares, Class A common shares and Class B common shares.
For the three months ended September 30, 2021 and for the period from February 16, 2021 (inception) through September 30, 2021, earnings and losses are adjusted for the effects of the deemed dividend to Class A stockholders and are allocated pro rata between the two classes of common shares as follows:

	For the Three Months Ended September 30, 2021		For the period from February 16, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(11,912,521)	$(2,978,130)	$(11,914,521)	$(2,978,630)
Denominator:
Basic and diluted weighted average common shares outstanding	15,000,000	3,750,000	15,000,000	3,750,000
Basic and diluted net loss per common share	$(0.79)	$(0.79)	$(0.79)	$(0.79)
NOTE 3. INITIAL PUBLIC OFFERING
On August 30, 2021, the Company consummated its Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit will consist of one share of the Company’s Class A common stock, $0.0001 par value, and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased an aggregate of 5,000,000 warrants at a price of $1.00 per Private Placement Warrant. for an aggregate purchase price of $5,000,000. Each of the Private Placement Warrants is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The Sponsor transferred $5,000,000 to the Trust Account.
The proceeds from the sale of the Private Placement Warrants will be added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 5. RELATED-PARTY TRANSACTIONS
Founder Shares
On February 22, 2021, the Sponsor paid $25,000 in consideration for 4,312,500 shares of Class B common stock (the “Founder Shares”). The Founder Shares include an aggregate of up to 562,500 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). The underwriter’s over-allotment option expired on October 9, 2021, and as a result, 562,500 Founder Shares were forfeited, resulting in 3,750,000 Founder Shares outstanding as of October 11, 2021.
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares, with the exception of transferring, assigning or selling its Founder Shares to members of the Company’s board of directors and management team, until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.
On August 26, 2021, the Sponsor assigned 75,000 Founder Shares to three directors (25,000 shares each) of the Company that will automatically convert to Class A shares upon the consummation of the Initial Business Combination (the “Award”). Pursuant to ASC 718,
Compensation-Stock Compensation,
the Company will expense the cost of the Award upon the consummation of the Initial Business Combination as these shares will not vest until the business combination is consummated.
Related-Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrant
s.
Promissory Note — Related Party
On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest
bearing and payable on the earlier of (i) September 30, 2021 or (ii) the date on which the Company consummates an Initial Public Offering. The Company borrowed $123,795 under the Promissory Note and repaid the Promissory Note on August 30, 2021 with proceeds from the Initial Public Offering.

NOTE 5. RELATED-PARTY TRANSACTIONS (cont.)

Services Agreement
Commencing on the date of the Initial Public Offering, the Company entered into an agreement to pay Cascadia Capital Holdings, LLC a total of $10,000 per month for executive, and other operational support, including accounting services and office space provided to members of our management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company and the Sponsor have agreed to indemnify Cascadia Capital Holdings, LLC and its affiliates in connection with the services provided pursuant to the services agreement. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
NOTE 6. COMMITMENTS
Registration Rights
The holders of the founder shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter’s over-allotment option expired unexercised on October 9, 2021.
The underwriter received a cash underwriting discount of $0.55 per Unit, or $8,250,000 in the aggregate, of which $3,000,000 was paid upon the closing of the Initial Public Offering. The representative of the underwriter has agreed to defer underwriting commissions of 3.5% of the gross proceeds of this offering. Upon and concurrently with the completion of our initial business combination, $5,250,000, which constitutes the underwriter’s deferred commissions will be paid to the underwriter from the funds held in the Trust Account.
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred stock
— The Company is authorized to issue a total of 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2021, there were 15,000,000 shares of Class A common stock issued and outstanding that are subject to possible redemption.
Holders of the Company’s Class A common stock have the opportunity to redeem all or a portion of their public shares upon the completion of the Initial Business Combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by the Company, solely in management’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirement.
The Company’s amended and restated certificate of incorporation provides that in no event will the Company redeem its Class A common stock in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 (as prescribed by exchange listing standards). In addition, the proposed Initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration the Company would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to the Company, the Company will not complete the Initial Business Combination or redeem any shares in connection with such Initial Business Combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

NOTE 7. STOCKHOLDERS’ EQUITY (cont.)

Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 562,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the Sponsor will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering).
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.
The shares of Class B common stock will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.
NOTE 8. WARRANT LIABILITY
As of September 30, 2021, the Company had 7,500,000 Public Warrants and 5,000,000 Private Placement Warrants outstanding in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

NOTE 8. WARRANT LIABILITY (cont.)

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.
Notwithstanding the above, if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elects, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on each of 20 trading days within a
30-trading
day
period
commencing after the warrants become exercisable and ending three trading
days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
The exercise price and number of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock split, stock dividend, reorganization, recapitalization and the like. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants.
Accordingly, the Public Warrants may expire worthless.

NOTE 8. WARRANT LIABILITY (cont.)

In addition, if (x) the
 Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $
9.20
per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than
60
% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the
20
trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $
9.20
per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price and the $
18.00
per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to
180
% of the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company accounted for the 12,500,000 warrants issued in connection with the Initial Public Offering (comprised of 7,500,000 Public Warrants and 5,000,000 Private Placement Warrants) in accordance with the guidance contained in FASB ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification
.
NOTE 9. FAIR VALUE MEASUREMENTS
At September 30, 2021, assets held in the Trust Account were comprised of $150,000,000 in money market funds which are invested in U.S. Treasury Securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Treasury Securities Money Market Fund	$150,000,000	$—	$—
Liabilities:
Public Warrants	$—	$—	$5,775,000
Private Placement Warrants	$—	$—	$3,900,000
Transfer to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the period from February 16, 20201 (inception) through September 30, 2021.
The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period. The Company recognized $9,300,000 for the derivative warrant liabilities upon their issuance on August 30, 2021. On August 30, 2021, the Sponsor paid an aggregate of $5,000,000 for Private Placement Warrants with an initial aggregate fair value of $3,750,000. The excess purchase price over the initial fair value on the private placement closing date is recognized as a capital contribution from the Sponsor.
The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

NOTE 9. FAIR VALUE MEASUREMENTS (cont.)

The following table provides quantitative information regarding Level 3 fair value measurements inputs at September 30, 2021:

Inputs	Public Warrants		Private Placement Warrants
Exercise price	$11.50		$11.50
Stock Price at Issuance Date	$9.46		$9.46
Expected term (years)	6.00		6.00
Probability of Acquisition	90.00%		90.00%
Volatility	10 15	% pre-merger and % post-merger	14.4%
Risk-free rate	1.15%		1.15%
The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for the period from February 16, 2021 (inception) through September 30, 2021, is summarized as follows:

Change in fair value of warrant liabilities
Derivative warrant liabilities at February 16, 2021 (inception)	$—
Issuance of public and private warrants at August 30, 2021	9,300,000
Change in fair value of derivative warrant liabilities	375,000

Derivative warrant liabilities at September 30, 2021	$9,675,000

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited financial statements were available to be issued. Other than described below, based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.
The underwriter’s over-allotment option expired unexercised on October 9, 2021, and as a result, 562,500 Founder Shares were forfeited, resulting in 3,750,000 Founder Shares outstanding as of October 11, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “Cascadia Acquisition Corp.,” “Cascadia,” “our,” “us” or “we” refer to Cascadia Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated in Delaware on February 16, 2021. We were formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).
Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we intend to concentrate on sourcing business combination opportunities in industry sectors that are being fundamentally reshaped by the introduction of advanced technologies, such as robotics, automation and artificial intelligence (“RAAI”), commonly referred to as “Industry 4.0.” In addition to RAAI, which we expect will be a key theme and focus as we source business combination opportunities, we plan to also utilize the experience and relationship networks of our management team and board of directors to identify and source attractive and high growth opportunities in the environmental, social and governance, and specifically, the sustainability arena.
Our sponsor is Cascadia Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on August 25, 2021. On August 30, 2021, we consummated our Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs of $8,830,225 of which $5,250,000 was for deferred underwriting commissions. We granted the underwriter a 45-day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments, if any. On October 9, 2021, the underwriter’s over-allotment option expired unexercised.
Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.
Simultaneously with the consummation of the closing of the Initial Public Offering, we consummated the private placement of an aggregate of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) a price of $1.00 per Private Placement Warrant to the Sponsor, generating total gross proceeds of $5,000,000 (the “Private Placement”). We granted the underwriter a 45-day option to purchase up to an additional 450,000 Private Placement Warrants at the Initial Public Offering to cover over-allotments, if any. On October 9, 2021, the underwriter’s over-allotment option expired unexercised.
Following the closing of the Initial Public Offering on August 30, 2021, an amount of $150,000,000, or $10.00 per Unit, from the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.
Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. The Nasdaq rules provide that the Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the Trust Account (excluding deferred underwriting costs and taxes payable on the income earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. We will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We will have until 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had a net loss of approximately $799,000, which consisted of a loss from operations of approximately $97,000, which was comprised of approximately $80,000 general and administrative expenses and approximately $17,000 of franchise tax expense, and a non-operating
loss of approximately $702,000, which was comprised of a change in fair value of derivative warrant liabilities of $375,000 and offering costs associated with derivative warrant liabilities of approximately $327,000.
For the period from February 16, 2021 (inception) through September 30, 2021, we had a net loss of approximately $802,000, which consisted of a loss from operations of approximately $100,000, which was comprised of approximately $80,000 general and administrative expenses, approximately $17,000 of franchise tax expense and approximately $3,000 from formation costs, and a non-operating loss of approximately $702,000, which was comprised of a change in fair value of derivative warrant liabilities of $375,000 and offering costs associated with derivative warrant liabilities of approximately $327,000.

Liquidity and Capital Resources
As of September 30, 2021, we had $825,895 of cash in our operating bank account and $1,306,849 of working capital.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Class B common shares (the “Founder Shares”), and loan proceeds of $123,795 under a promissory note. We repaid the promissory note in full on August 30, 2021. Our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Commitments and Contractual Obligations
Administrative Services Agreement
Commencing on the date of the Initial Public Offering, we entered into an agreement to pay Cascadia Capital Holdings, LLC a total of $10,000 per month for executive, and other operational support, including accounting services and office space provided to members of our management team. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company and the Sponsor have agreed to indemnify Cascadia Capital Holdings, LLC and its affiliates in connection with the services provided pursuant to the services agreement. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
Underwriting Agreement
We granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter’s over-allotment option expired unexercised on October 9, 2021.
The underwriter received a cash underwriting discount of $0.55 per Unit, or $8,250,000 in the aggregate of which $3,000,000 was paid upon the closing of the Initial Public Offering. The representative of the underwriter has agreed to defer underwriting commissions of 3.5% of the gross proceeds of this offering. Upon and concurrently with the completion of our initial business combination, $5,250,000, which constitutes the underwriter’s deferred commissions will be paid to the underwriter from the funds held in the Trust Account.

Critical Accounting Policies
Derivative Warrant Liabilities and Class A Common Stock Subject to Possible Redemption
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We account for warrants based on an assessment of specific terms and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability.
We issued 7,500,000 Public Warrants to investors in our Initial Public Offering and issued 5,000,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants and Private Placement Warrants were estimated using a Monte Carlo simulation model.
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480,
Distinguishing Liabilities from Equity
(“ASC 480”).
Net Loss per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as calculated using the two-class method. At September 30, 2021, we had outstanding warrants to purchase up to 12,500,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net loss per common share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the three months ended September 30, 2021 and for the period from February 16, 2021 (inception) through September 30, 2021. We have two classes of common shares, Class A common shares and Class B common shares. Earnings and losses are shared pro rata between the two classes of common shares.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
 (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on February 16, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 30, 2021, we consummated the Initial Public Offering of 15,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. Cantor Fitzgerald & Co. acted as the sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
(333-258515).
The Securities and Exchange Commission declared the registration statement effective on August 25, 2021.
Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 5,000,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $5,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of our initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. For more information see “Note 4 — Private Placement Warrants”.
Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $150,000,000 was placed in the Trust Account upon closing of the Initial Public Offering.
We paid a total of $3,000,000 in underwriting discounts and commissions and $578,225 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $5,250,000 in underwriting discounts and commissions.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-258515) filed on August 5, 2021).

4.1	Warrant Agreement, dated August 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

10.1	Letter Agreement, dated August 25, 2021, by and among the Company, its officers and directors and the Sponsor, Cascadia Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

10.2	Investment Management Trust Agreement, dated August 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

10.3	Registration Rights Agreement, dated August 25, 2021, by and between the Company, the Sponsor and the holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

10.4	Private Placement Warrants Purchase Agreement, dated August 25, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

10.5	Services Agreement, dated August 25, 2021, by and between the Company and Cascadia Capital holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cascadia Acquisition Corp.

Date: November 15, 2021	By:	/s/ Jamie Boyd
	Name:	Jamie Boyd
	Title:	Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer)