Form 10-K
period 2021-12-31
Cascadia Acquisition Corp.
filed 2022-03-31
CIK 1846968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-40762

CASCADIA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2105250
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1000 2nd Avenue, Suite 1200
Seattle, Washington 98104
(Address of principal executive offices and zip code)
(206)
436-2550
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The registrant was not a public company as of June 30, 2021 and therefore it cannot calculate the aggregate market value of its voting and non-voting
common equity held by
non-affiliates
as of such date.
As of March
21
, 2022, there were 15,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 3,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

CASCADIA ACQUISITION CORP.

i

As used in this Annual Report on Form
10-K,
the terms “the Company,” “Cascadia Acquisition Corp.,” “Cascadia,” “our,” “us” or “we” refer to Cascadia Acquisition Corp.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form
10-K
(“Report”) or (“Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our initial business combination. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form
10-K
may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our ability to draw from the support and expertise of our sponsor, founders, directors, officers and other affiliates;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the availability to us of funds from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; or

•	the other risks and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.
The forward-looking statements contained in this Annual Report on Form
10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
Item 1. Business.
Company Overview
We are a blank check company incorporated in Delaware on February 16, 2021 and were formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and assets consisting almost entirely of investments held in the trust account.
We have not selected any specific business combination target. Although we are not limited to a particular industry or sector for purposes of consummating a business combination, we intend to concentrate on sourcing business combination opportunities in industry sectors that are being fundamentally reshaped by the introduction of advanced technologies, such as robotics, automation and artificial intelligence (“RAAI”), commonly referred to as “Industry 4.0.” In addition to RAAI, which we expect will be a key theme and focus as we source business combination opportunities, we plan to also utilize the experience and relationship networks of our management team and board of directors to identify and source attractive and high growth opportunities in the environmental, social and governance, and specifically, the sustainability arena. We believe that companies in these sectors that are using advanced data analytics, software, artificial intelligence, and cutting-edge instrumentation and process automation to make their processes “intelligent” have a significant competitive advantage over those that have not yet embraced these solutions. We expect our focus on Industry 4.0, RAAI, and sustainability will be concentrated in various sub-verticals,
such as robotics; artificial intelligence; mobility tech/autonomy; data management & analytics; augmented reality/virtual reality; manufacturing and operations automation; IoT; blockchain; DNA sequencing; energy storage; energy efficiency and decarbonization; renewable energy; energy and environmental/climate technology; smart grid/smart city; agriculture and food technology/innovation, recycling and remediation, advanced materials, and water and bioresources.
Our sponsor is Cascadia Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). On February 22, 2021, our Sponsor paid $25,000 in consideration for 4,312,500 shares of Class B common stock (the “Founder Shares”), of which 562,500 shares were forfeited in October 2021 in connection with the expiration of the underwriter’s over-allotment option. Prior to the closing of our Initial Public Offering, our Sponsor transferred 25,000 Founder Shares to each of our three independent directors and sold an aggregate of 937,500 Founder Shares to 12 qualified institutional buyers or institutional accredited investors that are not affiliated with us, our Sponsor, our directors or any member of our management, which we refer to as anchor investors. Each anchor investor agreed to (a) vote any Founder Shares held by them in favor of our initial business combination and (b) subject any Founder Shares held by them to the same lock-up
restrictions as the Founder Shares held by our Sponsor and independent directors.
Initial Public Offering
The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on August 25, 2021. On August 30, 2021, we consummated our Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs of $8,830,225 of which $5,250,000 was for deferred underwriting commissions. We granted the underwriter a
45-day
option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments, if any. On October 9, 2021, the underwriter’s over-allotment option expired unexercised. Each Unit consisted of one share of Class A common stock, $0.0001 par value, and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.
Simultaneously with the consummation of the closing of the Initial Public Offering, we consummated a private placement with our Sponsor of an aggregate of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $5,000,000 (the “Private Placement”). Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share.
Following the closing of the Initial Public Offering on August 30, 2021, an amount equal to $150,000,000, or $10.00 per Unit, from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee. If we do not complete a business combination within 18 months from the consummation of the Initial Public Offering, the proceeds from the Initial Public Offering and sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
The outstanding shares of Class B common stock will automatically convert into shares of Class A common stock upon the consummation of a business combination on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a business combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a business combination and any private placement warrants issued to our Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
Business Strategy
Our acquisition and value creation strategy is to identify, acquire and build a company that complements the experience of our management team and can benefit from its strategic and operational expertise. After our initial business combination, we envision our strategy may include additional mergers and acquisitions and the application of new technologies and/or other operational improvements with a focus on generating attractive long-term risk adjusted returns for our stockholders. We will leverage our management team’s and Cascadia Capital’s network of potential transaction sources where we believe a combination of our relationships, knowledge and experience could catalyze a positive transformation or augmentation of existing businesses to enhance their overall value. We also may benefit from our engagement of Cascadia Capital, LLC as a financial advisor on our business combinations and other transactions.
Investment Criteria
Based on our management’s experience, we have developed the following non-exclusive
investment criteria that we will use to screen for and evaluate prospective target businesses.

•
Companies that operate in industries and sectors that are ripe for technological disruption or are currently undergoing technological transformations.
We plan to identify industries and sectors that are in the process of, or have significant potential to benefit from and adopt, an Industry 4.0 solution, and seek to acquire businesses that are well positioned to capitalize on this trend, which we believe is driving high growth opportunities in sectors that align well with our experience and expertise, such as robotics, automation, artificial intelligence (RAAI) and ESG (Sustainability).

•
Companies with an attractive and defensible competitive position.
We intend to target companies with market positions and technologies that we believe offer long-term competitive advantages. These could include proprietary technology, a market leading product suite, unique processes, strong market share, or a culture of innovation that we believe is enduring and unique.

•
Clear Benefit from a Business Combination with a Special Purpose Acquisition Company.
We intend to seek a business that has a clear use of proceeds and a clear catalyst or inflection point resulting from our capital, team, public listing, roll-up
synergies, deleveraging and/or
re-rating
milestones expected to propel the business through our structural dilution in the near term with enhanced financial results, margins, market position and stockholder value.

•
Tangible Benefit from our Capabilities.
We intend to seek a business where the collective capabilities of our management and sponsor, and any operating partners we involve, can be leveraged to tangibly improve the operations and market position of the target.

•
Proprietary and/or High Conviction Transactions.
We intend to leverage our business network to source our initial business combination on a proprietary basis, if possible. However, we will utilize our collective experience and insight to strategically consider participating in formal processes focused primarily on narrowing a pool of special purpose acquisition companies to a single winning bidder in instances where we believe we are optimally-positioned to win such processes.

•
Committed and Capable Management Team.
We plan to seek a business with a management team whose interests are aligned with our strategic focus and who can clearly and confidently articulate the business plan and market opportunities to public market investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team and their board of directors by recruiting additional talent through our network of contacts or otherwise. This may include recruiting experienced industry professionals, or operating partners, to assist in our evaluation of the opportunity and marketing of the business combination prior to its completion, who may assume an ongoing role with the business or board thereafter.

•
Potential to Grow, including Through Further Acquisition Opportunities.
We intend to seek a business that has the potential to grow organically and inorganically through additional acquisitions, with management having identified a pipeline of potentially actionable accretive acquisitions. We expect to work with the ongoing management team to develop the business strategy around geographic expansion, new products, high-return capital expenditure projects and acquisitions, as well as creating and maintaining the optimal capital structure for growth.

•
Preparedness for the Process and Public Markets.
We plan to seek a business that has, or can put in place prior to the closing of a business combination, the governance, financial systems and controls required in the public markets. Specifically, we will seek to avoid situations where extensive accounting or restructuring work is required with an uncertain timetable or outcome before a transaction can be completed.

These criteria are not intended to be exhaustive or exclusive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.
Stockholders May Not Have the Ability to Approve an Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.
Amended and Restated Certificate of Incorporation
Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the Initial Public Offering that will apply to us until the completion of our initial business combination. These provisions cannot be amended without the approval of the holders of 65% of our common stock. Our initial stockholders, who collectively beneficially own approximately 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
If we are unable to complete our initial business combination within 18 months from the closing of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the requirements of other applicable law;

•
Prior to our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on our initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of the Initial Public Offering or (y) amend the foregoing provisions;

•
Although we do not intend to enter into a business combination with a target business that is affiliated with our Sponsor, our directors or our executive officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm that such a business combination is fair to our company from a financial point of view;

•
If a stockholder vote on our initial business combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule
13e-4
and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act. Whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq, we will provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above;

•
So long as we obtain and maintain a listing for our securities on Nasdaq, the Nasdaq rules require that our initial business combination must occur with one or more operating businesses or assets with a fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial business combination;

•
If our stockholders approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their Class A common stock upon such approval at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein; and

•	We will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.
In addition, our amended and restated certificate of incorporation provides that under no circumstances will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees
We currently have one executive officer. This individual is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
Website
Our website address is https://www.cascadiaacquisitioncorp.com. Information contained on our website is not part of this Annual Report on Form
10-K.
Our Annual Reports on Form
10-K,
quarterly reports on Form
10-Q
and current reports on Form
8-K,
as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.
Periodic Reporting and Financial Information
We have registered our Units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials (as applicable) sent to stockholders. These financial statements may be required to be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), or reconciled to, GAAP, or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Item 1A. Risk Factors.
SUMMARY RISK FACTORS
Below is a summary of the principal factors that make an investment in Cascadia Acquisition Corp. speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, after this summary. An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described in this summary and the section below titled “Risk Factors,” together with the other information contained in this Report. The occurrence of one or more of the events or circumstances described below, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Concentration of ownership among our Sponsor and the anchor investors may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our common shares.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•	Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, and the anchor investors have agreed to vote any Founder Shares held by them in favor of such initial business combination, regardless of how our public stockholders vote.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to Public Shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•
The requirement that we complete our initial business combination within 18 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
“COVID-19”
pandemic and the status of debt and equity markets.

•
If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

•
Stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Stockholders are not entitled to protections normally afforded to investors of many other blank check companies.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

•
If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate following the closing of the Initial Public Offering, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

•
Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

•
Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

•	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.
RISK FACTORS
Risks Relating to our Search for, Consummation of, or Inability to Consummate,
a Business Combination and Post-Business Combination Risks
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law or the rules of Nasdaq, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.
If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, and the anchor investors have agreed to vote any Founder Shares held by them in favor of such initial business combination, regardless of how our public stockholders vote.
Our initial stockholders and anchor investors collectively own all of our Founder Shares, representing 20% of our outstanding common stock. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. As a result, in addition to our initial stockholders’ and anchor investors’ Founder Shares, we would need 5,625,000, or 37.5%, of the 15,000,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination, and the agreement of our anchor investors to vote any Founder Shares held by them in favor of our initial business combination, will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001, or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuances of shares of Class A common stock on a greater than one-to-one
basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the representative of the underwriters for our Initial Public Offering will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire amount of the deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.
The requirement that we complete our initial business combination within 18 months after our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.
As of December 31, 2021, we had approximately $650,409 in cash and $511,658 in current liabilities. Further, we have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. The initial deadline for us to complete our initial business combination is February 28, 2023, and our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or to continue as a going concern.
We may not be able to complete our initial business combination within 18 months of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and complete our initial business combination within 18 months after the closing of our Initial Public Offering. Our ability to complete the Business Combination or any other initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then

11s

outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the
COVID-19
pandemic and the status of debt and equity markets.
The ongoing
COVID-19
pandemic has, and a significant outbreak of other infectious diseases could, result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to
COVID-19,
or a variant of
COVID-19,
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, or cause vendors and services providers to be unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.
If we seek stockholder approval of our initial business combination, our Sponsor, initial stockholders, directors, executive officers and their affiliates may elect to purchase shares or Public Warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers or their affiliates may purchase shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, initial stockholders, directors, executive officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A common stock or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.
You do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.
Our public stockholders are entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within 18 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial business combination within 18 months from the closing or our Initial Public Offering is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 18 months from the closing of our before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, our stockholders are not afforded the benefits or protections of those rules. Among other things, this means our units are tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.
We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have significant experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies are aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of our Initial Public Offering not being held in the Trust Account are insufficient to allow us to operate for at least the 18 months following the closing of the Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.
Of the net proceeds of our Initial Public Offering, only $1,000,000 has been available to us outside the Trust Account to fund our working capital requirements. We believe the funds available to us outside of the Trust Account will be sufficient to allow us to operate until we complete our business combination; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless.
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share.
Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest, cause of action or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management team will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if our management team believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of our Initial Public Offering and our registered independent public accounting firm have not executed agreements with us waiving such claims to the monies held in the Trust Account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to our Registration Statement on Form
S-1,
our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have not, however, asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our

Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers or Cascadia Holdings and its affiliates.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law and have agreed to indemnify Cascadia Holdings and its affiliates in connection with the services provided pursuant to the services agreement. However, each of our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever and Cascadia Holdings has agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account with respect to the indemnification obligations set forth in the services agreement. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors or Cascadia Holdings and its affiliates pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.
If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention, however, to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our Initial Public Offering ng in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Moreover, our Class B stockholders are entitled to elect all of our directors prior to the completion of our initial business combination and may elect to do so by written consent without a meeting.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
Although we intend to concentrate on sourcing business combination opportunities in industry sectors that are being fundamentally reshaped by the introduction of advanced technologies, commonly referred to as “Industry 4.0,” we may seek to complete a business combination with an operating company in any industry or sector. Accordingly, our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established relationships and operating experience. Our management team has significant experience in undertaking mergers and acquisitions, assessing initial public offering-readiness, overseeing business integrations, directing transformational growth strategies, reduction initiatives and synergy realizations. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.
We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to us from a financial point of view.
We are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to us from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001. In addition, our initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 18 months of the closing of our Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business
combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their Public Shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 15% of our common stock (assuming they have not purchased any units in the public markets), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business
combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 18 months from the closing of Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.
Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders own approximately 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is divided into three classes, each of which will generally serve for a terms of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation; challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest, cause of action or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our Initial Public Offering and the private placement of warrants provided us with $144,750,000 that we may use to complete our initial business combination, which includes up to $5,250,000 of deferred underwriting commissions being held in the Trust Account.
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Risks Relating to our Sponsor and Management Team
Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), and because our Sponsor, officers and directors who have an interest in Founder Shares may profit substantially from a business combination even under circumstances where our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
In February 2021 our Sponsor paid $25,000 in exchange for 4,312,500 Founder Shares. Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued. Our Sponsor assigned 75,000 of its Founder Shares to our three independent directors (25,000 shares each) on August 26, 2021, and sold an aggregate of 937,500 of is Founder Shares to 12 anchor investors in connection with the Initial Public Offering. Our Sponsor forfeited 562,500 of its Founder Shares in October 2021, when the underwriter’s over-allotment option expired unexercised.
The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per warrant, or $5,000,000, that will also be worthless if we do not complete our initial business combination. In addition, we have engaged Cascadia Capital, LLC (“Cascadia Capital”) as our lead financial advisor on our business combination and other transactions with fees for such engagements to be conditioned upon the completion of the business combination.
These personal and financial interests of our executive officers, directors and members of our Sponsor may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination, and may result in a misalignment of interests between the holders of our Founder Shares and our officers and directors, on the one hand, and our public stockholders, on the other. In particular, because the Founder Shares were purchased at approximately $0.006 per share, the holders of our Founder Shares (including members of our management team that directly or indirectly own Founder Shares) could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of a decrease in the post-combination value of their shares of Class A common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 Founder Shares would have paid approximately $6.00 to obtain such shares. At the time of an initial business combination, such holder would be able to convert such Founder Shares into 1,000 shares of our Class A common stock, and would receive the same consideration as a public stockholder for the same number of shares of our Class A common stock. If the value of the shares of our Class A common stock on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per share of our Class A common stock, the holder of our

Founder Shares would obtain a profit of approximately $4,994 on account of the 1,000 Founder Shares that the holder had converted into shares of Class A common stock in connection with the initial business combination. By contrast, a public stockholder holding 1,000 shares of Class A common stock would lose approximately $5,000.00 in connection with the same transaction. In addition, this risk may become more acute as the
18-month
anniversary of the closing of our Initial Public Offering nears, which is the deadline for our completion of an initial business combination.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and will not, commit any period of time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”
Our officers and directors are now, and any of them in the future may become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including without limitation and may have additional, fiduciary, contractual or other obligations to other entities and clients of other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor, Cascadia Capital and our directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination.
Each of our officers and directors presently has, and any of them in the future may have additional fiduciary, contractual or other obligations to other entities or to clients of Cascadia Capital or other affiliates of our Sponsor pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or director becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary, contractual or other obligations, he or she will honor his or her fiduciary, contractual or other obligations to present such opportunity to such entity and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

In the event we seek to complete our initial business combination with a company that is affiliated with, or that is owed a fiduciary, contractual or other obligation by, our Sponsor, officers or directors, we have agreed not to consummate an initial business combination with such an entity unless we have obtained (i) an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the initial business combination is fair to our company from a financial point of view, and (ii) the approval of a majority of our disinterested and independent directors.
Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation without violating another legal obligation.
In addition, our Sponsor, Cascadia Capital, our officers and directors and their respective affiliates may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures, even prior to us entering into a definitive agreement for our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Part III, Item 10, “Directors, Executive Officers and Corporate Governance,” under the heading “Conflicts of Interest” and Part III, Item 13,“Certain Relationships and Related Party Transactions, and Director Independence.”
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, affiliates of our Sponsor, founders, our directors and our officers have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.
Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described in Part III, Item 10, “Directors, Executive Officers and Corporate Governance, under the heading “Conflicts of Interest.” Such entities or clients of entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our choosing to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of the consideration to be paid by us in a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
We engaged Cascadia Capital, a member and affiliate of our Sponsor, as a financial advisor on our business combination and other transactions. Any fee in connection with such engagements is conditioned upon the completion of such transactions. A financial interest in the completion of such transactions may influence the advice Cascadia Capital provides.
We have engaged Cascadia Capital, a member and affiliate of our Sponsor as a financial advisor in connection with our initial business combination. Investment banking professionals of Cascadia Capital working on such engagement may be members of our Sponsor. In connection with any such engagement, we may pay such affiliate a customary financial advisory fee in an amount that constitutes a market financial advisory fee for comparable transactions. Pursuant to any such engagement, the affiliate may earn its fee upon closing of the initial business combination. The payment of such fee would likely be conditioned upon the completion of the initial business combination.
Therefore, affiliates of our Sponsor will have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice Cascadia Capital provides us as our financial advisor, which advice would contribute to our decision on whether to pursue a business combination with any particular target.

We may compete with clients of Cascadia Capital or other affiliates of our Sponsor, for acquisition opportunities for our company, which could negatively impact our ability to locate a suitable business combination.
Our business strategy may overlap with some of the strategies of clients of Cascadia Capital and certain of its other affiliates. Cascadia Capital
is an independent investment bank. Acquisition opportunities that may be of interest to us may come to Cascadia Capital, its clients or other affiliates of our Sponsor, instead of us or may be pursued by those parties. Our affiliates are not restricted from competing with our business and none of our affiliates are required to refer any such opportunities to us except as may be required by our amended and restated certificate of incorporation with respect to certain opportunities referred to our officers and directors. Our Sponsor and its affiliates face conflicts of interest relating to performing services on our behalf and allocating investment opportunities to us, and such conflicts may not be resolved in our favor, meaning we could find less suitable acquisition opportunities which could limit our ability to find a business combination that we find attractive.
Conflicts may arise from Cascadia Capital’s
affiliation with us and its provision of services both to us. In performing services for other clients, Cascadia Capital may take commercial steps which may have an adverse effect on us. Cascadia Capital is often engaged as a financial advisor, or placement agent, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries. Since clients generally require Cascadia Capital to act exclusively on their behalf and/or for other reasons, we may be precluded from attempting to acquire securities of the business being sold or otherwise participate as a buyer in the transaction. Alternatively, Cascadia Capital, or another affiliate of our Sponsor, may be a financial advisor to a target business that we pursue a business combination with and Cascadia Capital, or another affiliate of our Sponsor, may receive fees from the target business in connection with a business combination. Cascadia Capital also represents potential buyers’ businesses. Cascadia Capital may be incentivized to direct an opportunity to one of these buyers, thereby eliminating or reducing the investment opportunity available to us. Any of Cascadia Capital
’s
other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of Cascadia Capital or its clients or counterparties may at times be adverse to ours.
Risks Relating to our Securities
The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.00 per share.
The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata
share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable. Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering; and (iii) absent an initial business combination within 18 months from the closing of our Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.”

Because our Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.
The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.
We offered our units at an offering price of $10.00 per unit and the amount in our Trust Account is reflects an initial value of $10.00 per public share. However, prior to the Initial Public Offering, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.006 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the Founder Shares are converted into public shares.
The value of the Founder Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.
The Sponsor invested in us an aggregate of $5,025,000, comprised of the $25,000 purchase price for the Founder Shares and the $5,000,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 4,312,500 Founder Shares would have an aggregate implied value of $32,343,750. Even if the trading price of our common stock was as low as $1.17 per share, and the private placement warrants were worthless, the value of the Founder Shares would be equal to our Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.
We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Founder Shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our Initial Public Offering, there were 85,000,000 and 6,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock upon the consummation of our initial business combination, initially at a one-for-one
ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. There are no shares of preferred stock issued and outstanding.
We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of our Initial Public Offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors in our Initial Public Offering;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•
could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.
You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.
If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units.
We have not registered the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.
In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.
If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.
In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.
You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.
The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least a majority of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Our ability to amend the terms of the Public Warrants with the consent of at least a majority of the then outstanding Public Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.
Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.
Following the consummation of the Initial Public Offering and the concurrent Private Placement of Warrants, we had 12,500,000 warrants outstanding (comprised of the 7,500,000 warrants included in the units and the 5,000,000 Private Placement Warrants. We account for these warrants as a warrant liability, which means that we record them at fair value upon issuance with any changes in fair value each period reported in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period commencing once the warrants become exercisable and ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.
Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 7,500,000 shares of our Class A common stock as part of the units offered in our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued in a private placement an aggregate of 5,000,000 Private Placement Warrants each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per warrant, or $5,000,000. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains
one-half
of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.
Each unit contains
one-half
of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half
of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.
A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.
Unlike some other blank check companies, if

(i)
we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;

(ii)
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share,
then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
The grant of registration rights to our initial stockholders and holders of our Private Placement Warrants and the anchor investors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.
Pursuant to the registration rights agreement we entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which Founder Shares are convertible, holders of our Private Placement Warrants, the anchor investors and their permitted transferees can demand that we register the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants and holders of the warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our Private Placement Warrants or holders of warrants issued in connection with our working capital loans or their respective permitted transferees are registered for resale.
The determination of the offering price of our units, the size of our Initial Public Offering and terms of the units is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.
Prior to our Initial Public Offering there was no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of our Initial Public Offering, management held customary organizational meetings with representative of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our Initial Public Offering, prices and terms of the units, including the Class A common stock and warrants underlying the units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	a review of debt to equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of our Initial Public Offering; and

•	other factors as were deemed relevant.
Although these factors were considered, the determination of our offering size, price and terms of the units is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.
A market for our securities may not develop or may be volatile, which would adversely affect the liquidity and price of our securities.
The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained or may be volatile. You may be unable to sell your securities unless a market can be established and sustained.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders and anchor investors will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.
The Founder Shares will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
General Risk Factors
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a blank check company incorporated under the laws of the State of Delaware with no operating results, and did not commence operations until our Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. The past performance of our management team or their respective affiliates is not a guarantee of either: (i) success with respect to any business combination we may consummate; or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of any future performance.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
Certain agreements related to our Initial Public Offering may be amended without stockholder approval.
Each of the agreements related to our Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, Sponsor, officers and directors; the registration rights agreement among us and our initial stockholders; the private placement warrants purchase agreement between us and our Sponsor; and the services agreement among us, and Cascadia Holdings, an affiliate of our Sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up
provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our initial stockholders, Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up
provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates
equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
exceeds $250 million as of the prior June 30
th
, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
equals or exceeds $700 million as of the prior June 30
th
. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our executive offices are located at 1000 2nd Avenue, Suite 1200, Seattle, WA 98104. Our executive offices are provided to us by an affiliate of the Sponsor.
Item 3. Legal Proceedings.
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our units, common stock, and warrants are each traded on the Nasdaq Global Market under the symbols “CCAIU,” “CCAI,” and “CCAIW,” respectively.
Holders
As of March 21, 2022, we had 1 holder of record of our Class A common stock, 27 holders of record of our Class B common stock, 1 holder of record of our units, and 1 holder of record of our warrants.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Performance Graph
This item is not applicable as we are a smaller reporting company.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales
On February 22, 2021, our Sponsor paid $25,000 in consideration for 4,312,500 Founder Shares. The underwriter’s over-allotment option expired on October 9, 2021, and as a result, 562,500 Founder Shares were forfeited. As of December 31, 2021, there were 3,750,000 Founder Shares outstanding. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5000,000 warrants at a price of $1.00 per warrant in a private placement to our Sponsor, generating gross proceeds of $5,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The Company granted the underwriter a
45-day
option to purchase up to an additional 450,000 Private Placement Warrants at the Initial Public Offering to cover over-allotments, if any. On October 11, 2021, the underwriter waived the election to exercise its over-allotment option. The sales of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account.

Use of Proceeds
On August 25, 2021, the Company consummated the Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000, which is discussed in Note 1 of the accompanying financial statements.
Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,000,000 Private Placement Warrants at a price of $1.00 per warrant, generating gross proceeds of $5,000,000.
The underwriter was granted a
45-day
option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On October 9, 2021, the underwriter’s over-allotment option expired unexercised. The underwriter was paid a cash underwriting discount of $0.55 per Unit, or $8,250,000 in the aggregate upon the closing of the Initial Public Offering.
On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering, pursuant to an unsecured promissory note (the “Promissory Note”). The Company borrowed $123,795 under the Promissory Note and repaid the Promissory Note on August 30, 2021 with proceeds from the Initial Public Offering.
Transaction costs related to the issuances described above amounted to $8,830,225 including $8,250,000 of underwriting fees. After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants were approximately $155,000,000, of which $150,000,000 (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6 [Removed and reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Cascadia Acquisition Corp.,” “Cascadia,” “our,” “us” or “we” refer to Cascadia Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and related notes included herein.
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Our Sponsor is Cascadia Acquisition Sponsor LLC, a Delaware limited liability company. The registration statement for Initial Public Offering was declared effective on August 25, 2021. On August 30, 2021, we consummated our Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs of $8,868,326 of which $5,250,000 was for deferred underwriting commissions. We granted the underwriter a
45-day
option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments, if any. On October 11, 2021, the underwriter waived the election to exercise its over-allotment option.
Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half
of one redeemable Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.
Simultaneously with the consummation of the closing of the Initial Public Offering, we consummated the Private Placement of an aggregate of 5,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating total gross proceeds of $5,000,000. We granted the underwriter a
45-day
option to purchase up to an additional 450,000 Private Placement Warrants at the Initial Public Offering to cover over-allotments, if any. On October 11, 2021, the underwriter waived the election to exercise its over-allotment option.
Following the closing of the Initial Public Offering on August 30, 2021, an amount of $150,000,000, or $10.00 per Unit, from the Initial Public Offering and the sale of the Private Placement Warrants was placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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
Liquidity and Capital Resources, and Going Concern
As of December 31, 2021, we had $650,409 of cash in our operating bank account and $511,658 in current liabilities.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founder Shares, and loan proceeds of $123,795 under a promissory note. We repaid the promissory note in full on August 30, 2021. Our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement.
Based on the foregoing, we do not believe we have sufficient liquidity to meet our current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans. If we complete a business combination, we would repay any working capital loans out of the proceeds of the Trust Account released to us. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans through December 31, 2021. The working capital loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.50 per warrant of the post-business combination entity. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, there were no amounts outstanding under any working capital loans.
Additionally, if our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. If we are unable to complete a business combination by February 28, 2023, we will cease all operations except for the purpose of liquidation, unless there is an extension on our period to complete a business combination.
Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through working capital loans, and through consummation of our initial business combination. There is no assurance that working capital loans will be available to the Company or that our plans to consummate our initial business combination will be successful.

Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this Annual Report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to December 31, 2021, was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the period from February 16, 2021 (inception) through December 31, 2021, we had net income of approximately $1,905,000, which consisted of a loss from operations of approximately $570,000, which was comprised of approximately $395,000 of general and administrative expenses, approximately $175,000 of franchise tax expense, and non-operating
income of approximately $2,475,000, which was comprised of dividend income earned on marketable securities held in Trust Account of approximately $2,000, a change in fair value of derivative warrant liabilities of $2,800,000 and offering costs associated with derivative warrant liabilities of approximately $327,000.
Contractual Obligations
Administrative Services Agreement
Commencing on the date of the Initial Public Offering, we entered into an agreement to pay Cascadia Capital Holdings, LLC a total of $10,000 per month for executive and other operational support, including accounting services and office space provided to members of our management team. The Company and Cascadia Capital Holdings, LLC agreed to end these payments after the February 2022 payment. The Company and the Sponsor have agreed to indemnify Cascadia Capital Holdings, LLC and its affiliates in connection with the services provided pursuant to the services agreement. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
Underwriting Agreement
We granted the underwriter a
45-day
option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter waived the election to exercise its over-allotment option on October 11, 2021.
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

Critical Accounting Policies
Derivative Warrant Liabilities and Class A Common Stock Subject to Possible Redemption
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We account for warrants based on an assessment of specific terms and applicable authoritative guidance in the FASB ASC Accounting Standards Codification (“ASC”) Topic 480
Distinguishing Liabilities from Equity
(“ASC 480”) and FASB ASC Topic 815,
Derivatives and Hedging
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
We issued 7,500,000 Public Warrants to investors in our Initial Public Offering and issued 5,000,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial fair value of the Public Warrants and Private Placement Warrants were estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants and Private Placement Warrants have subsequently been measured based on the listed market price of the Public Warrants or inputs derived from the Public Warrants.
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the FASB ASC Topic 480,
Distinguishing Liabilities from Equity
(“ASC 480”).
Net Loss per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260,
Earnings Per Share
. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as calculated using the two-class
method. At December 31, 2021, we had outstanding warrants to purchase up to 12,500,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net loss per common share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for period from February 16, 2021 (inception) through December 31, 2021. We have two classes of common shares, Class A common shares and Class B common shares. Earnings and losses are shared pro rata between the two classes of common shares.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
 Debt—Debt with Conversion and Other Options (Subtopic
 470-20)
 and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
 815-40):
 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
 (“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted
ASU 2020-06 on
February 16, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have
any off-balance sheet
arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
This item is not applicable as we are a smaller reporting company.
Item 8. Financial Statements and Supplementary Data.
This information appears following Item 16 of this Form
10-K
and is incorporated herein by reference
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

The Company conducted an evaluation (pursuant to Rule
13a-15(b)
under the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Exchange Act) as of December 31, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of December 31, 2021, our disclosure controls and procedures were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Annual Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
As of the date of this Report, our directors and officers are as set forth in the table below. There are no family relationships between any of our directors or senior management. There are no arrangements or understandings with major shareholders, customers, suppliers or others, pursuant to which any person referred to above was selected as a director or member of senior management. The Company is not aware of any agreements or arrangements between any director and any person or entity other than the Company relating to the compensation or other payments in connection with such director’s candidacy or service as a director of the Company.

Name	Age	Position
Michael Butler	60	Chairman of the Board
Jamie Boyd	46	Director, Chief Executive Officer and Chief Financial Officer
Edgar Lee	45	Director
Scott Prince	55	Director
Arun Venkatadri	39	Director
Michael Butler
has served as a Chairman of our Board since inception. Mr. Butler is also Chairman and CEO of Cascadia Capital, which he co-founded
in 1999. Mr. Butler has over 35 years of investment banking and mergers and acquisitions experience. Mr. Butler manages the firm and co-leads
the firm’s Robotics, Automation & Artificial Intelligence practice and co-founded
the firm’s Energy and Applied Technology Practice. Prior to
co-founding
Cascadia Capital, he served as a Managing Director at Lehman Brothers responsible for global equity sales and equity syndicate. He also served on Lehman Brothers’ Equity Commitment Committee, Equity Syndicate Committee and Private Equity Commitment Committee. Before joining Lehman Brothers, Michael was a Principal with Morgan Stanley & Company, where he was responsible for divisional global product and risk management and was a member of the division’s Operating Committee. Mr. Butler currently serves on the board of directors of Coldstream Capital Management, Inc. and D4DT Inc. Mr. Butler holds an M.B.A in International Finance from the Wharton School of the University of Pennsylvania and a B.A. in Political Science from the University of Washington.
Jamie Boyd
has been a director and our Chief Executive Officer since inception, and serves as our Chief Financial Officer. Mr. Boyd also serves as a Managing Director and investment banker at Cascadia Capital since 2004, where he has advised on billions of dollars of innovative transactions. At Cascadia Capital, Mr. Boyd leads the origination and execution responsibilities for a global client base seeking M&A, capital raise and complex corporate finance advice. He founded and co-leads
the firm’s Energy & Applied Technologies practice, in addition to co-founding
the firm’s Robotics, Automation & Artificial Intelligence investment banking practice. Prior to joining Cascadia Capital, he was a lawyer practicing corporate securities and M&A law on the East Coast for Dechert LLP, an international specialist law firm. Before entering the legal profession, he was based in Vancouver, Canada with Colliers International, where he advised corporate and institutional clients with respect to significant commercial and residential real estate investment transactions. Mr. Boyd holds a L.L.M. from New York University School of Law, a J.D. from Gonzaga University School of Law and a BComm from Sauder School of Business at the University of British Columbia.

Edgar Lee
 has served as a director since the completion of the Initial Public Offering. Mr. Lee has worked as a private investor since January 2020, and previously was a senior executive and Portfolio Manager for Oaktree Capital Management from July 2007 to January 2020. Mr. Lee currently serves on the board of directors of Neo Performance Materials (TSX: NEO) and Cloud5 Communications, and previously served on the board of directors of Oaktree Strategic Income II, Sorrento Therapeutics (Nasdaq: SRNE), Nine Entertainment (ASX: NEC) and Charter Communications (Nasdaq: CHTR). He received his B.A. in Economics from Swarthmore College and his MPP from Harvard University. We believe that Mr. Lee’s decades of experience investing in and advising companies in the technology, media and telecommunications industries qualify him to serve on our Board.
Scott Prince
 has served as a director since the completion of the Initial Public Offering. Mr. Prince has been Chief Executive Officer of AP Shale Logistics Holdco, an industrial logistics company, since February 2018; he also served as Chief Executive Officer of Takkion Holdings, a renewables logistics and services company, from January 2020 to June 2021, both of these companies are portfolio companies of funds managed by affiliates of Apollo Global Management, Inc. Mr. Prince was previously President and Chief Executive Officer of Pilot Thomas Logistics and Maxum Petroleum from October 2013 to June 2017, and Operating Partner and Lead Director of Industrial Distribution Group from 2008 until 2013. Mr. Prince has previously served on the boards of several private distribution, logistics, infrastructure, and technology companies. Mr. Prince received his B.A. in Economics and his MBA from Vanderbilt University. We believe that Mr. Prince is qualified to serve on our Board due to his decades of M&A experience as well as his advisory and operating expertise.
Arun Venkatadri
 has served as a director since the completion of the Initial Public Offering. Mr. Venkatadri has worked as a Staff Product Manager at Aurora since January 2021. Prior to joining Aurora, Mr. Venkatadri was a Senior Product Manager at Uber ATG/ATC from January 2018 to January 2021, and a Product Manager at Lyft from January 2016 to November 2017. Mr. Venkatadri founded Extremis Ventures in December 2020, and has been an advisor for Buf since January 2020, and advisor at Bloomfield Robotics since January 2021, and an advisor at Gridwise since February 2021. He has also served as an Executive in Residence at Carnegie Mellon University’s School of Computer Science & Tepper School of Business since 2020. Mr. Venkatadri received his MSEE from Columbia University and his B.S. in engineering from SUNY Buffalo. We believe that Mr. Venkatadri’s extensive expertise in the areas of Automation, Data and Artificial Intelligence qualify him to serve on our Board.
Employees
We currently have one executive officer. This individual is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in
rules, the Nasdaq rules and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and will have the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee
Mr. Lee, Mr. Prince and Mr. Venkatadri serve as members of our audit committee, and Mr. Lee is the chair the audit committee. All members of our audit committee are independent of and unaffiliated with our Sponsor and our underwriters.
Each member of the audit committee is financially literate and our board of directors has determined that Messrs. Lee and Prince each qualify as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
We adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and
non-audit
services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation
S-K
promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
Mr. Lee, Mr. Prince and Mr. Venkatadri serve as members of our compensation committee. Mr. Prince is the chair of the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, other than the payment to Cascadia Holdings of $10,000 per month through February 2022, for executive and other operational support, including accounting and administrative services, and office space and reimbursement of expenses and any potential advisory fees to Cascadia Capital for financial advisory services provided in connection with an initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid by us to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Nominating and Corporate Governance Committee
Mr. Lee, Mr. Prince and Mr. Venkatadri serve as members of our nominating and corporate governance committee. Mr. Venkatadri is the chair of the nominating and corporate governance committee.
The primary purposes of our nominating and corporate governance committee will be to assist the board in:

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and

•	reviewing on a regular basis our corporate governance and recommending improvements as and when necessary.

•	the nominating and corporate governance committee will be governed by a charter that complies with the Nasdaq rules

Guidelines for Selecting Director Nominees
Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of stockholders.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers, except that (i) our Sponsor did not timely file a Form 4 reporting two transactions on August 26, 2021 (the “Sponsor Transactions”) and (ii) each of Jamie Boyd and Michael Butler did not timely file a Form 4 reporting his indirect beneficial interest in the securities subject to the Sponsor Transactions.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics applicable to our directors, officers and employees (our “Code of Ethics”). A copy of the Code of Ethics is available on our website. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive
amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or the Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors are indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.
We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they acquired in the Initial Public Offering or may acquire thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest, cause of action or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.
These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.
Conflicts of Interest
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation
All of our officers are employed by Cascadia Capital, an independent middle market investment bank specializing in mergers and acquisitions advice, equity placement, private capital, debt capital, fairness opinions, strategic advisory, and special situational advisory to entrepreneurs and family-owned and institutionally backed businesses. Although Cascadia Capital is continuously made aware of potential business opportunities, one or more of which may present an attractive opportunity for us, Cascadia Capital will not have any duty or other obligation to offer acquisition opportunities to us. In addition, our officers and directors may have a duty to offer acquisition opportunities to clients of Cascadia Capital, or our other affiliates. As a result, our affiliates and their respective clients may compete with us for business combination opportunities in the same industries and sectors as we may target for our initial business combination, and if any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities.
Subject to his or her fiduciary duties under Delaware law, none of our directors or officers who are also employed by, or directors or officers of, our Sponsor or its affiliates or other entities have any obligation to present us with any opportunity for a potential business combination of which they become aware, and may choose or be required to present potential business combinations to current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us.
Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary, contractual or other obligations or duties, including Cascadia Capital, he or she will honor these obligations or duties to present such opportunity to such entity and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated

certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.
Additionally, our Sponsor and directors and officers are not required to commit any specified amount of time to our affairs and are not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our Sponsor, Cascadia Capital, officers, directors and their respective affiliates may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures, even prior to us entering into a definitive agreement for our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. We do not believe, however, that any such potential conflicts or the time taken by our management team’s other duties would materially affect our ability to complete our initial business combination.
In the event we seek to complete our initial business combination with a company that is affiliated with, or to which there is a fiduciary, contractual or other obligation by, our Sponsor, officers or directors, we have agreed not to consummate our initial business combination with such an entity unless we have obtained (i) an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the initial business combination is fair to the company from a financial point of view, and (ii) the approval of a majority of our disinterested and independent directors.
Cascadia Holdings is a member and affiliate of our Sponsor and is providing certain support services to us. Conflicts may arise from Cascadia Capital’s affiliation with us, its provision of services both to us and to third-party clients. Cascadia Capital is often engaged as a financial advisor, or placement agent, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries. Clients generally require Cascadia Capital to act exclusively on their behalf and as a result and/or for other reasons, we may be precluded from attempting to acquire securities of the business being sold or otherwise participating as a buyer in the transaction. Alternatively, Cascadia Capital or another affiliate of our Sponsor, may be a financial advisor to a target business that we pursue a business combination with and Cascadia Capital or another affiliate of our Sponsor, may receive fees from the target business in connection with a business combination. Cascadia Capital also represents potential buyers’ businesses and may be incentivized or obligated to direct an opportunity to one of these buyers in lieu of us, thereby eliminating or reducing the investment opportunity available to us.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual or other obligations:

Individual	Entity	Entity’s Business	Affiliation
Michael Butler	Cascadia Capital	Investment Banking Firm	Chief Executive Officer and Co-founder
	Coldstream Capital Management Inc.	Wealth Management Firm	Director
	D4DT Inc.	Data Platform Company	Director
Jamie Boyd	Cascadia Capital	Investment Banking Firm	Director
Edgar Lee	Neo Performance Materials	Industrial Materials	Director
	Cloud5 Communications	Communications	Director
Scott Prince	AP Shale Logistics Holdco	Logistics	Chief Executive Officer
Arun Venkatadri	Aurora	Autonomous Vehicles	Staff Product Manager
	Carnegie Mellon University	University	Executive in Residence
	Extremis Ventures	Investments	Founder
	Buf	Technology	Advisor
	Gridwise	Technology	Advisor
	Bloomfeld Robotics	Technology	Advisor
Potential investors should also be aware of the following other potential conflicts of interest:

•
Our executive officers and directors are not required to, and will not, commit any specified period of to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities or clients of the other entities with which they are affiliated, including, without limitation, Cascadia Capital. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our initial stockholders purchased Founder Shares and Private Placement Warrants. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any Public Shares acquired by them in or after the Initial Public Offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, the Founder Shares will be released from the lockup. Subject to certain limited exceptions, the Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors, Cascadia Capital or its affiliates may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that the consideration to be paid by us in such initial business combination is fair to our company from a financial point of view.
Further, we also paid to Cascadia Holdings $10,000 per month for executive and other operational support through February 2022, including accounting and administrative services, and office space provided to members of our management team. In addition, we and our Sponsor have agreed to indemnify Cascadia Holdings and its affiliates in connection with the services provided pursuant to the services agreement. Cascadia Holdings has agreed to waive any right, title, interest, cause of action or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account with respect to the indemnification obligations set forth in the services agreement.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their Founder Shares, and they and the other members of our management team have agreed to vote any Founder Shares they hold and any shares purchased during or after the offering, and our anchor investors have agreed to vote any Founder Shares they hold, in favor of our initial business combination.
Item 11. Executive Compensation.
From September 2021 through February 2022, we paid Cascadia Capital an aggregate fee of up to $10,000 per month for executive and other operational support, including accounting services and office space provided to members of our management team. We and the Sponsor have agreed to indemnify Cascadia Capital and its affiliates in connection with the services provided pursuant to the services agreement. Cascadia Capital has agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account with respect to the indemnification obligations set forth in the services agreement. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
Other than the administrative fee of up to $10,000 per month, and reimbursement of expenses and the potential payment advisory fees to Cascadia Capital for financial advisory services provided in connection with an initial business combination, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive repayment of any loans from our Sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket
expenses incurred by them in connection with activities on our behalf.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form
8-K,
as required by the SEC.
Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal
Year-End
We do not have any equity incentive plans under which to grant awards.
Employment Agreements
We do not currently have any written employment agreements with any of our directors and officers.
Retirement/Resignation Plans
We do not currently have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement or resignation.

Director Compensation
We have not paid our directors fees in the past for attending board meetings. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 21, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers, directors and director nominees; and

•	all of our officers, directors and director nominees as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
The beneficial ownership of our common stock is based on shares of common stock issued and outstanding as of November 15, 2021, consisting of 15,000,000 shares of Class A common stock and 3,750,000 shares of Class B common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES BENEFICIALLY OWNED (2)	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Directors, executive officers and Founders
Cascadia Acquisition Sponsor LLC (our Sponsor) (3)	2,737,500	14.6%
Michael Butler	2,737,500	14.6%
Jamie Boyd	2,737,500	14.6%
Edgar Lee	25,000	*
Scott Prince	25,000	*
Arun Venkatadri	25,000	*
All executive officers and directors as a group (five individuals)	2,812,500	15.0%
Five Percent Holders (4)
Castle Creek Arbitrage, LLC (5) 190 South LaSalle Street, Suite 3050 Chicago, IL 60603	1,485,000	9.9%
Linden Capital L.P. (6) 150 N. Riverside Plaza, Suite 1500 Chicago, IL 60606	1,485,000	9.9%

Radcliffe Capital Management, L.P. (7) 50 Monument Road, Suite 300 Bala Cynwyd, PA 19004	1,331,718	8.9%
Polar Asset Management Partners Inc. (8) 16 York Street, Suite 2900 Toronto, ON, Canada M5J 0E6	1,335,000	8.9%
Atalaya Capital Management LP (9) One Rockefeller Plaza, 32nd Floor New York, NY10020	1,206,859	8.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 1000 2nd Avenue Suite 1200, Seattle, Washington 98104.
(2)
Interests shown consist solely of Founder Shares, classified as Class B common stock. Such shares will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one
basis, subject to certain adjustments. This table does not reflect record or beneficial ownership of the 5,000,000 Private Placement Warrants as they are not exercisable within 60 days of March 21, 2022.

(3)
Cascadia Acquisition Sponsor LLC is the record holder of the shares reported herein. Mr. Butler and Mr. Boyd are each managers of Cascadia Acquisition Sponsor LLC. Each of Mr. Butler and Mr. Boyd has voting and investment discretion with respect to the common stock held of record by Cascadia Acquisition Sponsor LLC. Each of Mr. Butler and Mr. Boyd disclaims any beneficial ownership of any shares held by Cascadia Acquisition Sponsor LLC except to the extent of his ultimate pecuniary interest.

(4)	The following ownership percentages are based on 15,000,000 Class A common stock issued and outstanding as of November 15, 2021, as reported in the Issuer’s Form 10-Q dated November 15, 2021.
(5)
Based upon a Schedule 13G filed with the SEC on February 11, 2022 by Castle Creek Arbitrage, LLC, a Delaware limited liability company, (“Castle Creek”), Mr. Allan Weine, as the principal beneficial owner of Castle Creek Arbitrage, LLC, CC ARB West, LLC, a Delaware limited liability company, CC Arbitrage, Ltd., a Cayman Island Company, and Castle Creek SPAC Fund, LLC, a Delaware limited Liability Company. CC ARB West, LLC owns 566,528 Shares of Class A common stock, consisting of 566,528 Shares of Class A common stock directly held. Castle Creek SPAC Fund, LLC owns 700,920 Shares of Class A common stock, consisting of 700,920 Shares of Class A common stock directly held, and CC Arbitrage, Ltd. owns 217,552 Shares of Class A common stock, consisting of 217,552 Shares of Ordinary Shares directly held. By virtue of their relationships with CC ARB West, LLC, Castle Creek SPAC Fund, LLC, and CC Arbitrage, Ltd. discussed in further detail in Item 2, each of Castle Creek and Mr. Weine may be deemed to beneficially own the Shares owned by CC ARB West, LLC, Castle Creek SPAC, LLC and CC Arbitrage, Ltd.

(6)
Based upon a Schedule 13G filed with the SEC on February 3, 2022 by Linden Capital L.P., a Bermuda limited partnership, Linden Advisors LP, a Delaware limited partnership, Linden GP LLC, a Delaware limited liability company, and Mr. Siu Min (Joe) Wong. Each of the aforementioned entities and individuals share voting and investment control and may be deemed to beneficially own 1,485,000 shares of Class A Common Stock.

(7)
Based upon a Schedule 13G filed with the SEC on February 14, 2022 by Radcliffe Capital Management, L.P. RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., and Radcliffe SPAC GP, LLC. Each of the aforementioned entities and individuals share voting and investment control and may be deemed to beneficially own 1,331,718 shares of Class A Common Stock.

(8)
Based upon a Schedule 13G filed with the SEC on February 7, 2022 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“
PMSMF
”) directly held by PMSMF.

(9)
Based upon a Schedule 13G filed with the SEC on February 7, 2022 by Atalaya Special Purpose Investment Fund II LP (“ASPIF II”), ACM ASOF VII (Cayman) Holdco LP (“ASOF”), ACM Alameda Special Purpose Investment Fund II LP (“Alameda”), ACM Alamosa (Cayman) Holdco LP (“Alamosa”), Atalaya Capital Management LP (“ACM”), Corbin ERISA Opportunity Fund, Ltd. (“CEOF”), Corbin Capital Partners GP, LLC (“Corbin GP”), Corbin Capital Partners Group, LLC (“CCPG”) and Corbin Capital Partners, L.P. (“CCP”). Shares of Class A common stock are held directly by ASPIF II, ASOF, Alameda, Alamosa and CEOF (the “Direct Holders”). As ASPIF II, ASOF, Alameda and Alamosa’s investment manager, ACM has the power to vote and direct the disposition of all Shares held by ASPIF II, ASOF, Alameda and Alamosa. As CEOFs investment manager, CCP has the power to vote and direct the disposition of all Shares held by CEOF. ACM may be deemed the beneficial owner of 1,206,859 shares of Class A Common Stock, which amount includes (i) the 198,252 shares of Class A Common Stock beneficially owned by ASPIF II, (ii) the 278,134 shares of Class A Common Stock beneficially owned by ASOF, (iii) the 174,492 shares of Class A Common Stock beneficially owned by Alameda and (iv) the 555,981 shares of Class A Common Stock beneficially owned by Alamosa. Each of Corbin GP and CCP may be deemed the beneficial owner of 278,141 shares of Class A Common Stock, which amount includes the 278,141 shares of Class A Common Stock beneficially owned by CEOF. As of October 1, 2021, CCPG ceased to beneficially own any shares of Class A Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Founder Shares
On February 22, 2021, the Sponsor paid $25,000 in consideration for 4,312,500 Founder Shares, including an aggregate of up to 562,500 Founder Shares subject to forfeiture by the Sponsor if the underwriters’ over-allotment were not exercised. On August 26, 2021, the Sponsor assigned 75,000 of its Founder Shares to three directors (25,000 shares each) of the Company that will automatically convert to Class A common shares upon the consummation of the initial business combination. In addition, the Sponsor sold an aggregate of 937,500 of is Founder Shares to 23 anchor investors in connection with the Initial Public Offering. The underwriter’s over-allotment option expired unexercised on October 9, 2021, and as a result, 562,500 Founder Shares were forfeited. As of December 31, 2021, there were 3,750,000 Founder Shares outstanding.
Our initial stockholders and anchor investors agreed not to transfer, assign or sell any of their Founder Shares, with the exception of transferring, assigning or selling any such Founder Shares to the Company’s directors, officers, and certain other permitted transferees, until the earlier to occur of: (A) one year after the completion of a business combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the business combination, the Founder Shares will be released from the lock-up.
Private Placement
Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $5,000,000. We granted the underwriter a
45-day
option to purchase up to an additional 450,000 Private Placement Warrants at the Initial Public Offering to cover over-allotments, if any. On October 9, 2021, the underwriter’s over-allotment option expired unexercised. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Promissory Note - Related Party
On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering, pursuant to an unsecured promissory note (the “Promissory Note”). The Company borrowed $123,795 under the Promissory Note and repaid the Promissory Note on August 30, 2021 with proceeds from the Initial Public Offering. As of December 31, 2021, there was no balance outstanding under the Promissory Note.
Services Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering in August 2021 to pay the to pay Cascadia Capital Holdings, LLC a total of $10,000 per month for executive, and other operational support, including accounting and administrative services and office space provided to members of our management team. The Company and Cascadia Capital Holdings, LLC agreed to end these payments after the February 2022 payment. The Company and the Sponsor have agreed to indemnify Cascadia Capital Holdings, LLC and its affiliates in connection with the services provided pursuant to the services agreement. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
Director Independence
Mr. Lee, Mr. Prince and Mr. Venkatadri are each considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company).
Our independent directors have regularly scheduled meetings at which only independent directors are present.
Item 14. Principal Accounting Fees and Services.
The following is a summary of fees paid or to be paid to
Grant Thornton LLP
, or Grant Thornton, for services rendered.
Audit Fees.
Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Grant Thornton in connection with regulatory filings. The aggregate fees billed by Grant Thornton for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form
10-K
and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $63,600. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.
Audit-Related Fees.
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grant Thornton for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees.
We did not pay Grant Thornton for tax planning and tax advice for the year ended December 31, 2021.
All Other Fees.
We did not pay Grant Thornton for other services for the year ended December 31, 2021.
Pre-Approval
Policy
Since the formation of our audit committee upon the consummation of our Initial Public Offering, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved
all auditing services provided by Grant Thornton set forth above for 2021.
Item 15. Exhibits, Financial Statement Schedules.

a.	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

b.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258515) filed on August 5, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-258515) filed on August 5, 2021),

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258515) filed on August 5, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-258515) filed on August 5, 2021).

4.4	Warrant Agreement, dated August 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

4.5	Description of Securities.*

10.1	Letter Agreement, dated August 25, 2021, by and among the Company, its officers and directors and the Sponsor, Cascadia Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

10.2	Investment Management Trust Agreement, dated August 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

10.3	Registration Rights Agreement, dated August 25, 2021, by and between the Company, the Sponsor and the holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

10.4	Private Placement Warrants Purchase Agreement, dated August 25, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

10.5	Services Agreement, dated August 25, 2021, by and between the Company and Cascadia Capital holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021)

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-258515) filed on August 5, 2021).

10.7	Promissory Note dated February 16, 2021 issued to Cascadia Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-258515) filed on August 5, 2021).

10.8
Securities Subscription Agreement between the Company and Cascadia Acquisition Sponsor, LLC. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-258515) filed on August 5, 2021).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.*

*	Filed herewith
**	Furnished herewith
Item 16. Form
10-K
Summary.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cascadia Acquisition Corp.

Date: March 31, 2022	By:	/s/ Jamie Boyd
Name: Jamie Boyd
Title: Chief Executive Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Butler	Chairman of the Board	March 31, 2022
Michael Butler

/s/ Jamie Boyd	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2022
Jamie Boyd	(Principal Executive Officer and Principal Accounting Officer)

/s/ Edgar Lee	Director	March 31, 2022
Edgar Lee

/s/ Scott Prince	Director	March 31, 2022
Scott Prince

/s/ Arun Venkatadri	Director	March 31, 2022
Arun Venkatadri

CASCADIA ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 248)	F-2
Balance Sheet as of December 31, 2021	F-3
Statement of Operations for the period from February 16, 2021 (inception) through December 31, 2021	F-4
Statement of Changes in Redeemable Class A Common Stock and Stockholders’ Equity (Deficit) for the period from February 16, 2021 (inception) through December 31, 2021	F-5
Statement of Cash Flows for the period from February 16, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Cascadia Acquisition Corp.
Opinion on the financial statements
We have audited the accompanying balance sheet of Cascadia Acquisition Corp., a Delaware corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in redeemable Class A common stock and stockholders’ equity (deficit), and cash flows for the period from February 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for the upcoming year. These conditions, along with other matters set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 31, 2022

CASCADIA ACQUISITION CORP.
BALANCE SHEET DECEMBER 31, 20
2
1

ASSETS

ASSETS
Current assets
Cash	$650,409
Prepaid expenses	698,366

Total current assets	1,348,775
Investments Held in Trust Account	150,001,689

Total assets	$151,350,464

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accrued expenses	$86,813
Accrued offering costs	250,000
Franchise tax payable	174,845

Total current liabilities	511,658

Non-current liabilities
Deferred underwriter fee payable	5,250,000
Warrant liability	6,500,000

Total non-current liabilities	11,750,000

Total liabilities	12,261,658

Commitments and contingencies
Redeemable Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 15,000,000 shares issued and outstanding subject to possible redemption, at redemption value	150,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; none issued and Outstanding, excluding 15,000,000 shares subject to possible redemption	—
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 3,750,000 issued and outstanding	375
Additional paid-in capital	—
Accumulated deficit	(10,911,569)

Total Stockholders’ Deficit	(10,911,194)

Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$151,350,464

The accompanying notes are an integral part of the financial statements.

CASCADIA ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

General and administrative expenses	$394,712
Franchise tax expense	174,845

Loss from operations	(569,557)

Other income (expense)
Dividend income earned on marketable securities held in Trust Account	1,689
Change in fair value of warrant liabilities	2,800,000
Offering costs associated with warrant liabilities	(326,718)

Other income, net	2,474,971

Net income allocable to common stockholders	$1,905,414

Weighted average of shares outstanding of Class A redeemable common shares, basic and diluted	15,000,000

Basic and diluted net loss per share, Class A redeemable common shares	$(0.65)

Weighted average of shares of Class B non-redeemable common shares	3,750,000

Basic and diluted net loss per share, Class B non-redeemable common shares	$(0.65)

The accompanying notes are an integral part of the financial statements.

CASCADIA ACQUISITION CORP.
STATEMENT OF CHANGES IN REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

			Stockholders’ Equity (Deficit)
	Redeemable Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity (deficit)
	Shares	Amount	Shares	Amount
Balance, February 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Sale of units in initial public offering, less allocation to warrant liabilities, gross	15,000,000	140,700,000	—	—	—	—	—
Offering costs	—	(8,541,608)	—	—	—	—	—
Private placement of warrants, includes excess cash received of $1,250,000 over the fair value at issuance date of August 30, 2021	—	3,750,000	—	—	1,250,000	—	1,250,000
Forfeiture of Class B shares due to non-exercise of over-allotment option			(562,500)	(56)	—	56	—
Deemed dividend to Class A Stockholders	—	14,091,608	—	—	(1,274,569)	(12,817,039)	(14,091,608)
Net income	—	—	—	—	—	1,905,414	1,905,414

Balance, December 31, 2021	15,000,000	$150,000,000	3,750,000	$375	$—	$(10,911,569)	$(10,911,194)

The accompanying notes are an integral part of the financial statements.

CASCADIA ACQUISITION CORP. STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities
Net income	$1,905,414
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income earned on marketable securities held in Trust Account	(1,689)
Change in fair value of warrant liabilities	(2,800,000)
Offering costs associated with warrant liabilities	326,718
Changes in operating assets and liabilities:
Prepaid expenses	(698,366)
Accrued expenses	86,813
Franchise tax payable	174,845

Net cash used in operating activities	(1,006,265)

Cash Flows from Investing Activities
Purchases of marketable securities in Trust Account	(150,000,000)

Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from Sponsor note	123,795
Repayment of Sponsor note	(123,795)
Proceeds received from initial public offering, gross	150,000,000
Proceeds received from private placement	5,000,000
Offering costs paid	(3,368,326)

Net cash provided by financing activities	151,656,674

Net increase in Cash	650,409
Cash - Beginning of period	—

Cash - End of period	$650,409

Supplemental disclosures of non-cash activities:
Offering costs included in accrued offering costs	$250,000

Deferred underwriting commissions	$5,250,000

Deemed dividend to Class A stockholders	$14,091,608

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Cascadia Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 16, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more businesses (the “Initial Business Combination” or “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to concentrate on sourcing business combination opportunities in industry sectors that are being fundamentally reshaped by the introduction of advanced technologies, such as robotics, automation, and artificial intelligence (“RAAI”), commonly referred to as “Industry 4.0.” In addition to RAAI, which the Company expects will be a key theme and focus as it sources business combination opportunities, the Company plans to also utilize the experience and relationship networks of its management team and board of directors to identify and source attractive and high growth opportunities in the environmental, social and governance, and specifically, the sustainability arena.
As of December 31, 2021, the Company had not commenced operations. All activity for the period from February 16, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will generate non-operating
income in the form of dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Cascadia Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 25, 2021. On August 30, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs of $8,868,326 of which $5,250,000 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a
45-day
option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments, if any. On October 11, 2021, the underwriter waived the election to exercise its over-allotment option.
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
Following the closing of the Initial Public Offering on August 30, 2021, $150,000,000, or $10.00 per Unit, from this Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions under Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

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

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

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

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Liquidity and Capital Resources, and Going Concern
As of December 31, 2021, the Company had $650,409
of cash in its operating bank account and $511,658 in current liabilities.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and promissory note from the Sponsor (as defined in Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement.
Based on the foregoing, the Company does not believe that it has sufficient liquidity, through funds held outside of the Trust Account, to meet its current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date of the financial statements. Management plans to address this uncertainty through Working Capital Loans, and through consummation of a Business Combination. There is no assurance that Working Capital Loans will be available to the Company or that the Company’s plans to consummate a Business Combination will be successful.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the balance sheet at fair value at the end the reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—
Expenses of Offering
. Offering costs consist of legal and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Warrants, as described below, to the proceeds received from the Units sold upon the completion of the Initial Public Offering.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The
7,500,000
public warrants issued in connection with the Initial Public Offering and the
5,000,000
Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were estimated using a Monte-Carlo simulation model at the measurement date. The fair value of the Public Warrants and Private Placement Warrants have subsequently been measured based on the listed market price of the Public Warrants or inputs derived from the Public Warrants. Warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
As discussed in Note 3, all of the 15,000,000 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. Accordingly, as of December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740,
Income Taxes
, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under ASC Topic 820,
Fair Value Measurement
, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
 Debt—Debt with Conversion and Other Options (Subtopic
 470-20)
 and Derivatives and Hedging—Contracts in Entity’s
Own Equity (Subtopic
 815-40):
 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
 (“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted
ASU 2020-06 on
February 16, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal depository insurance coverage of $250,000. At December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At December 31, 2021, the Company had outstanding warrants to purchase up to 12,500,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net loss per common share since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statement of operations includes a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class
method of loss per share. Net loss per share, basic and diluted, for Class A redeemable common shares is calculated by dividing the net earnings (dividend income earned on the Trust Account less funds released to pay taxes) during the reporting period by the weighted average number of Class A redeemable common shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable
common shares is calculated by dividing the net loss, adjusted for net earnings, as described above, attributable to Class A redeemable common shares during the reporting period, by the weighted average number of Class B non-redeemable
common shares outstanding for the period. Class B
non-redeemable
common shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account less amounts to be paid for taxes, including franchise taxes, however such taxes cannot exceed the dividend income earned on the Trust Account for purposes of the allocation. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, net loss per share is the same as basic net loss per share.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

For the period from February 16, 2021 (inception) to December 31, 2021, the weighted average shares were reduced for the effect of an aggregate 562,500 Class B common shares that were forfeited, in connection with the over-allotment option (see Note 5). As of December 31, 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the period from February 16, 2021 (inception) through December 31, 2021, earnings and losses are adjusted for the effects of the deemed dividend to Class A stockholders and are allocated pro rata between the two classes of common shares as follows:

	For the period from February 16, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(9,748,617)	$(2,437,577)
Denominator:
Basic and diluted weighted average common shares outstanding	15,000,000	3,750,000
Basic and diluted net loss per common share	$(0.65)	$(0.65)
NOTE 3. INITIAL PUBLIC OFFERING
On August 30, 2021, the Company consummated its Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit consisted
of one share of the Company’s Class A common stock, $0.0001
par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of
 $11.50 per whole share.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased an aggregate of 5,000,000 warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $5,000,000. Each of the Private Placement Warrants is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The Sponsor transferred $5,000,000 to the Trust Account.

NOTE 4. PRIVATE PLACEMENT (cont.)

The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 5. RELATED-PARTY TRANSACTIONS
Founder Shares
On February 22, 2021, the Sponsor paid $25,000 in consideration for 4,312,500 shares of Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 562,500 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor would own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). The underwriter waived the election to exercise its over-allotment option on October 11, 2021, and as a result, 562,500 Founder Shares were forfeited, resulting in 3,750,000 Founder Shares outstanding as of October 11, 2021.
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
On August 26, 2021, the Sponsor assigned 75,000 Founder Shares to three directors (25,000 shares each) of the Company that will automatically convert to Class A shares upon the consummation of the Initial Business Combination (the “Award”). Pursuant to ASC 718,
Compensation-Stock Compensation
, the Company will expense the cost of the Award upon the consummation of the Initial Business Combination as these shares will not vest until the business combination is consummated.
Related-Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in

NOTE 5. RELATED-PARTY TRANSACTIONS (cont.)

the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.
Promissory Note – Related Party
On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest
bearing and was payable on the earlier of (i) September 30, 2021, or (ii) the date on which the Company consummated an Initial Public Offering. The Company borrowed $123,795 under the Promissory Note and repaid the Promissory Note on August 30, 2021, with proceeds from the Initial Public Offering.
Administrative Services Agreement
Commencing on the date of the Initial Public Offering, the Company entered into an agreement to pay Cascadia Capital Holdings, LLC a total of $10,000 per month for executive, and other operational support, including accounting services and office space provided to members of our management team. The Company and Cascadia Capital Holdings, LLC agreed to end these payments after the February 2022 payment. The Company and the Sponsor have agreed to indemnify Cascadia Capital Holdings, LLC and its affiliates in connection with the services provided pursuant to the services agreement. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. During the period from February 16, 2021 (inception) to December 31, 2021, the Company incurred $40,000 of services agreement expenses, which are included in “General and administrative expenses” in the accompanying statement of operations.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 6. COMMITMENTS AND CONTINGENCIES (cont.)

Underwriter’s Agreement
The Company granted the underwriter a
45-day
option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter waived the election to exercise its over-allotment option on October 11, 2021.
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
NOTE 7. REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred stock
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A, $0.0001 par value common stock.
H
olders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2021, there were 15,000,000 shares of Class A common stock issued and outstanding that are subject to possible redemption.
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

NOTE 7. REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY (cont.)

Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2021, there were 3,750,000 shares of Class B common stock issued and outstanding. The underwriter’s waived the election to exercise its over-allotment option on October 11, 2021, and as a result, 562,500 shares of Class B common stock were forfeited.
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law, provided that only holders of Class B common stock have the right to vote on the election of the Company’s directors prior to the initial Business Combination and may remove a member of the board of directors for any reason.
The shares of Class B common stock will automatically convert into shares of Class A common stock upon the consummation of a Business Combination on a one-for-one
basis, subject to adjustment pursuant to certain anti-dilution rights. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
NOTE 8. WARRANT LIABILITY
As of December 31, 2021, the Company had 7,500,000 Public Warrants and 5,000,000 Private Placement Warrants outstanding in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classif ied
each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.
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

NOTE 8. WARRANT LIABILITY (cont.)

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

NOTE 8. WARRANT LIABILITY (cont.)

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
In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to remeasurement at each balance

NOTE 8. WARRANT LIABILITY (cont.)

sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
NOTE 9. FAIR VALUE MEASUREMENTS
At December 31, 2021, assets held in the Trust Account were comprised of $150,001,689 in U.S. treasury bills and mutual funds which are invested in U.S. Treasury Securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Treasury Securities		$150,001,689	$—	$—
Liabilities:
Public Warrants		$4,050,000	$—	$—
Private Placement Warrants	$		$2,450,000	$—
Transfer to/from Levels 1, 2, and 3 are recognized at the beginning of the quarter in which the transfer occurred. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement during the period from February 16, 20201 (inception) through December 31, 2021 as the Public Warrants were separately listed and traded in an active market during the period. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the period from February 16, 2021 (inception) through December 31, 2021, as all of the significant inputs to the valuation model used to estimate the fair value of the Private Placement Warrants became directly or indirectly observable from the listed Public Warrants.
Level 1 assets include investments in U.S. treasury bills and mutual funds.
The Company recognized $9,300,000 for the warrant liabilities upon their issuance on August 30, 2021. On August 30, 2021, the Sponsor paid an aggregate of $5,000,000 for Private Placement Warrants with an initial aggregate fair value of $3,750,000. The excess purchase price over the initial fair value on the private placement closing date is recognized as a capital contribution from the Sponsor.

NOTE 9. FAIR VALUE MEASUREMENTS (cont.)

For the period from February 16, 2021 (inception) through December 31, 2021, the Company recognized an unrealized gain in the statement of operations resulting from a decrease in the fair value of the warrant liabilities of $2.8 million.
The initial fair value of the Public Warrants and Private Placement Warrants were estimated using a binomial Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public Warrants and Private Placement Warrants, as applicable, at their initial fair value on August 30, 2021:

Inputs	Public Warrants	Private Placement Warrants
Exercise price	$11.50	$11.50
Stock price at issuance date	$9.49	$9.49
Expected term (years)	6.00	6.00
Probability of acquisition	90.00%	90.00%
Volatility	10% pre-merger and 15% post- merger	14.4%
Risk-free rate	0.92%	0.92%
The change in the fair value of the warrant liabilities, measured with Level 3 inputs, for the period from February 16, 2021 (inception) through December 31, 2021, is summarized as follows:

Warrant liabilities measured with level 3 inputs at February 16, 2021 (inception)	$—
Issuance of public and private warrants at August 30, 2021	9,300,000
Change in fair value of warrant liabilities	375,000

Warrant liabilities measured with level 3 inputs at September 30, 2021	9,675,000
Transfer of Public Warrants to Level 1	(5,775,000)
Transfer of Private Placement Warrants to Level 2	(3,900,000)

Warrant liabilities measured with level 3 Inputs at December 31, 2021	$—

NOTE 10. INCOME TAXES
The Company did not have any significant deferred tax assets or liabilities as of December 31, 2021. The income tax provision consists of the following:

December 31, 2021
Federal:
Current	$—
Deferred	119,252
State:
Current	—
Deferred	—
Change in valuation allowance	(119,252)

Income tax provision	$—

As of December 31, 2021, the Company has $173,156 of U.S. federal net operating loss carryovers, which don’t expire, and no state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 16, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $119,252.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021, is as follows:

December 31, 2021
Statutory federal income tax rate	21.0%
Change in fair value of warrant liability	(30.9)%
Transaction costs allocated to warrant liability	3.6%
Change in valuation allowance	6.3%

Income tax provision	—%

NOTE 10. INCOME TAXES (cont.)

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Organizational costs/Startup expenses	$82,890
Federal Net Operating loss	36,362

Total deferred tax asset	119,252
Valuation allowance	(119,252)

Deferred tax asset, net of allowance	$—

The Company files income tax returns in in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.