Form 10-Q
period 2022-03-31
Cascadia Acquisition Corp.
filed 2022-05-16
CIK 1846968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
12b-2
of the Exchange Act).  Yes  ☒    No  ☐
As of May 12, 2022, 15,000,000 shares of Class A common stock, par value $0.0001 per share, and 3,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

CASCADIA ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Page

Part I. Financial Information

Item 1. Financial Statements (unaudited)	1

Unaudited Balance Sheets as of March 31, 2022 and December 31, 2021	1

Unaudited Statements of Operations for the three months ended March 31, 2022 and period from February 16, 2021 (inception) through March 31, 2021	2

Unaudited Statements of Changes in Redeemable Class A Common Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and period from February 16, 2021 (inception) through March 31, 2021	3

Unaudited Statements of Cash Flows for the three months ended March 31, 2022 and period from February 16, 2021 (inception) through March 31, 202	4

Notes to Unaudited Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22

Item 4. Controls and Procedures	23

Part II. Other Information

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	24

Item 6. Exhibits	24

Part III. Signatures	26

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CASCADIA ACQUISITION CORP.
UNAUDITED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$231,610	$650,409
Prepaid expenses	596,394	698,366

Total current assets	828,004	1,348,775
Investments Held in Trust Account	150,022,693	150,001,689

Total assets	$150,850,697	$151,350,464

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accrued expenses	$20,500	$86,813
Accrued offering costs	250,000	250,000
Franchise tax payable	50,000	174,845

Total current liabilities	320,500	511,658

Non-current liabilities
Deferred underwriter fee payable	5,250,000	5,250,000
Warrant liability	4,425,000	6,500,000

Total non-current liabilities	9,675,000	11,750,000

Total liabilities	9,995,500	12,261,658

Commitments and contingencies
Redeemable Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 15,000,000 shares issued and outstanding subject to possible redemption, at redemption value	150,000,000	150,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, excluding 15,000,000 shares subject to possible redemption	—	—
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 3,750,000 issued and outstanding	375	375
Additional paid-in capital	—	—
Accumulated deficit	(9,145,178)	(10,911,569)

Total Stockholders’ Deficit	(9,144,803)	(10,911,194)

Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$150,850,697	$151,350,464
The accompanying notes are an integral part of these unaudited financial statements.

CASCADIA ACQUISITION CORP.
UNAUDITED STATEMENTS OF OPERATIONS

		For the Period From
	For the Three Months	February 16, 2021 (inception)
	Ended March 31, 2022	through March 31, 2021
General and administrative expenses	$279,613	$2,500
Franchise tax expense	50,000	—

Loss from operations	(329,613)	(2,500)

Other income
Unrealized gain on investments held in Trust Account	21,004	—
Change in fair value of warrant liabilities	2,075,000	—

Total other income	2,096,004	—

Net income (loss) allocable to common stockholders	$1,766,391	$(2,500)

Weighted average of shares outstanding of Class A redeemable common shares, basic and diluted	15,000,000	—

Basic and diluted net income per share, Class A redeemable common shares	$0.09	$—

Weighted average of shares of Class B non-redeemable common shares (1)	3,750,000	3,750,000

Basic and diluted net income (loss) per share, Class B non-redeemable common shares	$0.09	$(0.00)

(1)
For the period from February 16, 2021 (inception) through March 31, 2021, this excludes up to 562,500 of Class B shares that were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part (See Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

CASCADIA ACQUISITION CORP.
UNAUDITED STATEMENTS OF CHANGES IN REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2022 AND PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH MARCH 31, 2021

			Stockholders’ Equity (Deficit)
	Redeemable Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total stockholder’s
	Shares	Amount	Shares	Amount	paid-in capital	deficit	equity (deficit)
Balance at February 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—		—	(2,500)	(2,500)

Balance at March 31, 2021	—	$—	4,312,500	$431	$24,569	$(2,500)	$22,500

Balance at December 31, 2021	15,000,000	$150,000,000	3,750,000	$375	$—	$(10,911,569)	$(10,911,194)
Net income	—	—	—	—	—	1,766,391	1,766,391

Balance at March 31, 2022	15,000,000	$150,000,000	3,750,000	$375	$—	$(9,145,178)	$(9,144,803)

(1)	Includes up to 562,500 of Class B shares that were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part (See Note 5).
The accompanying notes are an integral part of these unaudited financial statements.

CASCADIA ACQUISITION CORP.
UNAUDITED STATEMENTS OF CASH FLOWS

		For the Period From
	For the Three Months	February 16, 2021 (inception)
	Ended March 31, 2022	through March 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$1,766,391	$(2,500)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(21,004)	—
Change in fair value of warrant liabilities	(2,075,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	101,972	—
Accrued expenses	(66,313)	2,500
Franchise tax payable	(124,845)	—

Net cash used in operating activities	(418,799)	—

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from Sponsor note	—	48,600
Repayment of Sponsor note	—	(48,600)

Net cash provided by financing activities	—	25,000

Net increase (decrease) in cash	(418,799)	25,000

Cash—Beginning of period	650,409	—

Cash—End of period	$231,610	$25,000
Supplemental disclosures of non-cash activities:
Offering costs included in accrued offering costs	$—	$233,000

The accompanying notes are an integral part of these unaudited financial statements

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
As of March 31, 2022, the Company had not commenced operations. All activity for the period from February 16, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will generate non-operating
income in the form of dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Cascadia Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 25, 2021. On August 30, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs of $8,868,326 of which $5,250,000 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a
45-day
option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over- allotments, if any. On October 11, 2021, the underwriter waived the election to exercise its over- allotment option.
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

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

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
Liquidity and Capital Resources, and Going Concern
As of March 31, 2022, the Company had $231,610 of cash in its operating bank account and $320,500 in current liabilities.
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
Based on the foregoing, the Company does not believe that it has sufficient liquidity, through funds held outside of the Trust Account, to meet its current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date of the financial statements. Management plans to address this uncertainty through Working Capital Loans, and through consummation of a Business Combination. There is no assurance that Working Capital Loans will be available to the Company or that the Company’s plans to consummate a Business Combination will be successful.
Furthermore, if we are unable to complete a business combination by February 28, 2023, we will cease all operations except for the purpose of liquidation, unless there is an extension on our period to complete a business combination.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The accompanying interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of March 31, 2022 or December 31, 2021.
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
As discussed in Note 3, all of the 15,000,000 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. Accordingly, as of March 31, 2022 and December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal depository insurance coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. At March 31, 2022 and December 31, 2021, the Company had outstanding warrants to purchase up to 12,500,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A redeemable common shares is calculated by dividing the net earnings (dividend income earned on the Trust Account less funds released to pay taxes) during the reporting period by the weighted average number of Class A redeemable common shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable
common shares is calculated by dividing the net income (loss), adjusted for net earnings, as described above, attributable to Class A redeemable common shares during the reporting period, by the weighted average number of Class B non-redeemable
common shares outstanding for the period. Class B
non-redeemable
common shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account less amounts to be paid for taxes, including franchise taxes, however such taxes cannot exceed the dividend income earned on the Trust Account for purposes of the allocation. At March 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic net income (loss) per share.
As of March 31, 2022 and 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three months ended March 31, 2022 and period from February 16, 2021 (Inception) through March 31, 2021, earnings and losses are allocated pro rata between the two classes of common shares as follows:

	For the three months ended March 31, 2022		For the period from February 16, 2021 (Inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$1,413,113	$353,278	$—	$(2,500)
Denominator:
Basic and diluted weighted average common shares outstanding	15,000,000	3,750,000	—	3,750,000
Basic and diluted net income (loss) per common share	$0.09	$0.09	$—	$(0.00)

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

NOTE 5. RELATED-PARTY TRANSACTIONS (cont.)

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
Promissory Note – Related Party
On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest
bearing and was payable on the earlier of (i) September 30, 2021, or (ii) the date on which the Company consummated an Initial Public Offering. The Company borrowed $123,795 under the Promissory Note and repaid the Promissory Note on August 30, 2021, with proceeds from the Initial Public Offering. There was no balance under the Promissory Note at March 31, 2022 or December 31, 2021.
Administrative Services Agreement
Commencing on the date of the Initial Public Offering, the Company entered into an agreement to pay Cascadia Capital Holdings, LLC a total of $10,000 per month for executive, and other operational support, including accounting services and office space provided to members of our management team. The Company and Cascadia Capital Holdings, LLC agreed to end these payments after the February 2022 payment. The Company and the Sponsor have agreed to indemnify Cascadia Capital Holdings, LLC and its affiliates in connection with the services provided pursuant to the services agreement. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. During the three months ended March 31, 2022, the Company incurred $20,000 of services agreement expenses, which are included in “General and administrative expenses” in the accompanying statement of operations.
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
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 15,000,000 shares of Class A common stock issued and outstanding that are subject to possible redemption.
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
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 3,750,000 shares of Class B common stock issued and outstanding. The underwriter’s waived the election to exercise its over-allotment option on October 11, 2021, and as a result, 562,500 shares of Class B common stock were forfeited.
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

NOTE 7. REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY (cont.)

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
basis.
NOTE 8. WARRANT LIABILITY
As of March 31, 2022 and December 31, 2021, the Company had 7,500,000 Public Warrants and 5,000,000 Private Placement Warrants outstanding in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.
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

NOTE 8. WARRANT LIABILITY (cont.)

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

NOTE 8. WARRANT LIABILITY (cont.)

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
NOTE 9. FAIR VALUE MEASUREMENTS
At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $150,022,693 and $150,001,689, respectively, in U.S. treasury bills and mutual funds which are invested in U.S. Treasury Securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Treasury Securities		$150,022,693	$—	$—
Liabilities:
Public Warrants		$2,775,000	$—	$—
Private Placement Warrants	$		$1,650,000	$—

NOTE 9. FAIR VALUE MEASUREMENTS (cont.)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Treasury Securities		$150,001,689	$—	$—
Liabilities:
Public Warrants		$4,050,000	$—	$—
Private Placement Warrants	$		$2,450,000	$—
Transfer to/from Levels 1, 2, and 3 are recognized at the beginning of the quarter in which the transfer occurred. There were no transfers between levels of the hierarchy for the three months ended March 31, 2022. The Public Warrants are classified as Level 1 as they are separately listed and traded in an active market during the period. The Private Placement Warrants are classified as Level 2 as all of the significant inputs to the valuation model used to estimate the fair value of the Private Placement Warrants became directly or indirectly observable from the listed Public Warrants.
Level 1 assets include investments in U.S. treasury bills and mutual funds.
For the three months ended March 31, 2022, the Company recognized an unrealized gain in the statement of operations resulting from a decrease in the fair value of the warrant liability of $2.08 million from December 31, 2021.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Cascadia Acquisition Corp.,” “Cascadia,” “our,” “us” or “we” refer to Cascadia Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included herein.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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
Our sponsor is Cascadia Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on August 25, 2021. On August 30, 2021, we consummated our Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs of $8,868,326 of which $5,250,000 was for deferred underwriting commissions. We granted the underwriter a 45- day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over- allotments, if any. On October 11, 2021, the underwriter waived the election to exercise its over-allotment option.
Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.
Simultaneously with the consummation of the closing of the Initial Public Offering, we consummated the private placement of an aggregate of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating total gross proceeds of $5,000,000 (the “Private Placement”). We granted the underwriter a
45-day
option to purchase up to an additional 450,000 Private Placement Warrants at the Initial Public Offering to cover over-allotments, if any. On October 11, 2021, the underwriter waived the election to exercise its over-allotment option.
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
Liquidity and Capital Resources, and Going Concern
As of March 31, 2022, we had $231,610 of cash in our operating bank account and $320,500 in current liabilities.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founder Shares, and loan proceeds of $123,795 under a promissory note. We repaid the promissory note in full on August 30, 2021. Our liquidity needs have otherwise been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement.
Based on the foregoing, we do not believe we have sufficient liquidity to meet our current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans. If we complete a business combination, we would repay any working capital loans out of the proceeds of the Trust Account released to us. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans through March 31, 2022. The working capital loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.50 per warrant of the post-business combination entity. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, there were no amounts outstanding under any working capital loans.
Additionally, if our estimates of the costs of undertaking
in-depth
due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. If we are unable to complete a business combination by February 28, 2023, we will cease all operations except for the purpose of liquidation, unless the Combination Period is extended.
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this quarterly report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to March 31, 2022, was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, our search for a prospective Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended March 31, 2022, we had net income of approximately $1,766,000, which consisted of a loss from operations of approximately $330,000, which was comprised of approximately $280,000 of general and administrative expenses and $50,000 of franchise tax expense, and non-operating
income of approximately $2,096,000, which was comprised of unrealized gain on investments held in the Trust Account of approximately $21,000 and a change in fair value of derivative warrant liabilities of $2,075,000.
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
Net Income per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260,
Earnings Per Share
. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the two-class
method. At March 31, 2022, we had outstanding warrants to purchase up to 12,500,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income per common share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the three months ended March 31, 2022. We have two classes of common shares, Class A common shares and Class B common shares. Earnings and losses are shared pro rata between the two classes of common shares.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
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
under the Exchange Act) as of March 31, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of March 31, 2022, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC, other than as provided below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
The SEC’s new SPAC proposal could chill or impede the completion of our Business Combination
On March 30, 2022, the SEC proposed comprehensive new rules and amendments to enhance disclosure and investor protection in initial public offerings by special purpose acquisition companies (“SPACs”) and in Business Combination transactions involving SPACs and private operating companies. If adopted, these new and amended rules could make our completion of a Business Combination more difficult, costly and time consuming.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-258515) filed on August 5, 2021).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cascadia Acquisition Corp.

Date: May 16, 2022	By:	/s/ Jamie Boyd
	Name:	Jamie Boyd
	Title:	Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer)