Form 10-Q
period 2022-06-30
Cascadia Acquisition Corp.
filed 2022-08-15
CIK 1846968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 10, 2022, 15,000,000 shares of Class A common stock, par value $0.0001 per share, and 3,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

CASCADIA ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information

Item 1. Financial Statements (unaudited)	1

Unaudited Balance Sheets as of June 30, 2022 and December 31, 2021	1

Unaudited Statements of Operations for the three and six months ended June 30, 2022, three months ended June 30, 2021 and period from February 16, 2021 (inception) through June 30, 2021	2

Unaudited Statements of Changes in Redeemable Class A Common Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and periods from February 16, 2021 (inception) through March 31, 2021 and June 30, 2021	3

Unaudited Statements of Cash Flows for the six months ended June 30, 2022 and period from February 16, 2021 (inception) through June 30, 2021	4

Notes to Unaudited Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23

Item 4. Controls and Procedures	23

Part II. Other Information

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	25

Part III. Signatures	26

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CASCADIA ACQUISITION CORP.
UNAUDITED BALANCE SHEETS

	June 30, 2022
	(Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$109,275	$650,409
Prepaid expenses	494,422	698,366

Total current assets	603,697	1,348,775
Investments Held in Trust Account	150,091,877	150,001,689

Total assets	$150,695,574	$151,350,464

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accrued expenses	$343	$86,813
Accrued offering costs	250,000	250,000
Franchise tax payable	100,000	174,845

Total current liabilities	350,343	511,658

Non-current liabilities
Deferred underwriter fee payable	5,250,000	5,250,000
Warrant liability	2,150,000	6,500,000

Total non-current liabilities	7,400,000	11,750,000

Total liabilities	7,750,343	12,261,658

Commitments and contingencies
Redeemable Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 15,000,000 shares issued and outstanding subject to possible redemption, at redemption value	150,000,000	150,000,000

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, excluding 15,000,000 shares subject to possible redemption	—	—

Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 3,750,000 issued and outstanding	375	375
Additional paid-in capital	—	—
Accumulated deficit	(7,055,144)	(10,911,569)

Total Stockholders' Deficit	(7,054,769)	(10,911,194)

Total Liabilities, Redeemable Class A Common Stock and Stockholders' Deficit	$150,695,574	$151,350,464
The accompanying notes are an integral part of these unaudited financial statements.

CASCADIA ACQUISITION CORP.
UNAUDITED STATEMENTS OF OPERATIONS

				For the Period From
	For the Three Months Ended June 30,		For the Six Months	February 16, 2021 (inception)
	2022	2021	Ended June 30, 2022	through June 30, 2021
General and administrative expenses	$204,150	$—	$483,763	$2,500
Franchise tax expense	50,000	—	100,000	—

Loss from operations	(254,150)	—	(583,763)	(2,500)

Other income
Interest earned on marketable securities held in Trust Account	385,947	—	385,947	—
Unrealized loss on investments held in Trust Account, net	(316,763)	—	(295,759)	—
Change in fair value of warrant liabilities	2,275,000	—	4,350,000	—

Total other income	2,344,184	—	4,440,188	—

Net income (loss) allocable to common stockholders	$2,090,034	$—	$3,856,425	$(2,500)

Weighted average of shares outstanding of Class A redeemable common shares, basic and diluted	15,000,000	0	15,000,000	—

Basic and diluted net income per share, Class A redeemable common shares	$0.11	$—	$0.21	$—

Weighted average of shares of Class B non-redeemable common shares (1)	3,750,000	3,750,000	3,750,000	3,750,000

Basic and diluted net income (loss) per share, Class B non-redeemable common shares	$0.11	$—	$0.21	$(0.00)

(1)
For the three months ended June 30, 2021 and period from February 16, 2021 (inception) through June 30, 2021, this excludes up to 562,500 of Class B shares that were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part (See Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

CASCADIA ACQUISITION CORP.
UNAUDITED STATEMENTS OF CHANGES IN REDEEMABLE CLASS A COMMON STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND PERIODS FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH MARCH 31, 2021 AND JUNE 30, 2021

			Stockholders’ Equity (Deficit)
	Redeemable Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity (deficit)
	Shares	Amount	Shares	Amount
Balance, February 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—		—	(2,500)	(2,500)

Balance, March 31, 2021	—	$—	4,312,500	$431	$24,569	$(2,500)	$22,500

Net loss	—	—	—		—	—	—

Balance, June 30, 2021	—	$—	4,312,500	$431	$24,569	$(2,500)	$22,500

			Stockholders’ Equity (Deficit)
	Redeemable Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	15,000,000	$150,000,000	3,750,000	$375	$—	$(10,911,569)	$(10,911,194)
Net income	—	—	—	—	—	1,766,391	1,766,391

Balance, March 31, 2022	15,000,000	$150,000,000	3,750,000	$375	$—	$(9,145,178)	$(9,144,803)

Net income	—	—	—	—	—	2,090,034	2,090,034

Balance, June 30, 2022	15,000,000	$150,000,000	3,750,000	$375	$—	$(7,055,144)	$(7,054,769)

(1)	Includes up to 562,500 of Class B shares that were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part (See Note 5).
The accompanying notes are an integral part of these unaudited financial statements.

CASCADIA ACQUISITION CORP.
UNAUDITED STATEMENTS OF CASH FLOWS

		For the Period From
	For the Six Months	February 16, 2021 (inception)
	Ended June 30, 2022	through June 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$3,856,425	$(2,500)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(385,947)
Unrealized loss on investments held in Trust Account	295,759
Change in fair value of warrant liabilities	(4,350,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	203,944	—
Accrued expenses	(86,470)	2,500
Franchise tax payable	(74,845)	—

Net cash used in operating activities	(541,134)	—

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from Sponsor note	—	63,600
Repayment of Sponsor note	—	(63,600)

Net cash provided by financing activities	—	25,000

Net increase (decrease) in cash	(541,134)	25,000

Cash—Beginning of period	650,409	—

Cash—End of period	$109,275	$25,000

Supplemental disclosures of non-cash activities:
Offering costs included in accrued offering costs	$—	$275,000

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
As of June 30, 2022, the Company had not commenced operations. All activity for the period from February 16, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will generate non-operating
income in the form of dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)
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
Liquidity and Capital Resources, and Going Concern
As of June 30, 2022, the Company had $109,275 of cash in its operating bank account and $350,343 in current liabilities.
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
Based on the foregoing, the Company does not believe that it has sufficient liquidity, through funds held outside of the Trust Account, to meet its current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date of the financial statements. Management plans to address this uncertainty through Working Capital Loans, and through consummation of a Business Combination. There is no assurance that Working Capital Loans will be available to the Company or that the Company’s plans to consummate a Business Combination will be successful.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)
Furthermore, if we are unable to complete a business combination by February 28, 2023, we will cease all operations except for the purpose of liquidation, unless there is an extension on our period to complete a business combination.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of June 30, 2022 or December 31, 2021.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
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
As discussed in Note 3, all of the 15,000,000 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. Accordingly, as of June 30, 2022 and December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal depository insurance coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of ASC Topic 260,
Earnings Per Share
. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. At June 30, 2022 and December 31, 2021, the Company had outstanding warrants to purchase up to 12,500,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A redeemable common shares is calculated by dividing the net earnings (dividend income earned on the Trust Account less funds released to pay taxes) during the reporting period by the weighted average number of Class A redeemable common shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable
common shares is calculated by dividing the net income (loss), adjusted for net earnings, as described above, attributable to Class A redeemable common shares during the reporting period, by the weighted average number of Class B non-redeemable
common shares outstanding for the period. Class B
non-redeemable
common shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account less amounts to be paid for taxes, including franchise taxes, however such taxes cannot exceed the dividend income earned on the Trust Account for purposes of the allocation. At June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, net income (loss) per share is the same as basic net income (loss) per share.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
As of June 30, 2022 and 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three months ended June 30, 2022 and 2021, six months ended June 30, 2022 and period from February 16, 2021 (Inception) through June 30, 2021, earnings and losses are allocated pro rata between the two classes of common shares as follows:

	For the three months ended June 30,				For the six months ended June 30, 2022		For the period from February 16, 2021 (Inception) through June 30, 2021
	2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$1,675,864	$414,170	$—	$—	$3,085,140	$771,285	$—	$(2,500)
Denominator:
Basic and diluted weighted average common shares outstanding	15,000,000	3,750,000	—	3,750,000	15,000,000	3,750,000	—	3,750,000
Basic and diluted net income (loss) per common share	$0.11	$0.11	$—	$—	$0.21	$0.21	$—	$(0.00)
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
Promissory Note – Related Party
On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest
bearing and was payable on the earlier of September 30, 2021, or the date on which the Company consummated an Initial Public Offering. The Company borrowed $123,795 under the Promissory Note and repaid the Promissory Note on August 30, 2021, with proceeds from the Initial Public Offering. There was no balance under the Promissory Note at June 30, 2022 or December 31, 2021.

NOTE 5. RELATED-PARTY TRANSACTIONS (cont.)
Administrative Services Agreement
Commencing on the date of the Initial Public Offering, the Company entered into an agreement to pay Cascadia Capital Holdings, LLC a total of $10,000 per month for executive, and other operational support, including accounting services and office space provided to members of our management team. The Company and Cascadia Capital Holdings, LLC agreed to end these payments after the February 2022 payment. The Company and the Sponsor have agreed to indemnify Cascadia Capital Holdings, LLC and its affiliates in connection with the services provided pursuant to the services agreement. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. During the three and six months ended June 30, 2022, the Company incurred $0 and $20,000 of services agreement expenses, respectively, which are included in “General and administrative expenses” in the accompanying statement of operations.
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
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 15,000,000 shares of Class A common stock issued and outstanding that are subject to possible redemption.

NOTE 7. REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY (cont.)
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
Class B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 3,750,000 shares of Class B common stock issued and outstanding. The underwriters waived the election to exercise its over-allotment option on October 11, 2021, and as a result, 562,500 shares of Class B common stock were forfeited.
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
basis.

NOTE 8. WARRANT LIABILITY
As of June 30, 2022 and December 31, 2021, the Company had 7,500,000 Public Warrants and 5,000,000 Private Placement Warrants outstanding in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.
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

NOTE 8. WARRANT LIABILITY (contd.)
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

NOTE 9. FAIR VALUE MEASUREMENTS
At December 31, 2021, assets held in the Trust Account were comprised of $150,001,689, in
U.S. treasury bills and mutual funds which are invested in U.S. Treasury Securities. During the quarter ended June 30, 2022, the U.S. treasury bills held at December 31, 2021 matured, the proceeds of which were used to acquire U.S. treasury notes. At June 30, 2022, assets held in the Trust Account were comprised of $150,091,877, in U.S. treasury notes and mutual funds which are invested in U.S. Treasury Securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account — Treasury Securities		$150,091,877	$—	$—
Liabilities:
Public Warrants		$1,350,000	$—	$—
Private Placement Warrants	$		$800,000	$—
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account — Treasury Securities		$150,001,689	$—	$—
Liabilities:
Public Warrants		$4,050,000	$—	$—
Private Placement Warrants	$		$2,450,000	$—
Transfer to/from Levels 1, 2, and 3 are recognized at the beginning of the quarter in which the transfer occurred. There were no transfers between levels of the hierarchy for the three and six months ended June 30, 2022. The Public Warrants are classified as Level 1 as they are separately listed and traded in an active market during the period. The Private Placement Warrants are classified as Level 2 as all of the significant inputs to the valuation model used to estimate the fair value of the Private Placement Warrants became directly or indirectly observable from the listed Public Warrants.
Level 1 assets include investments in U.S. treasury bills and notes, and mutual funds.
For the six months ended June 30, 2022, the Company recognized an unrealized gain in the statement of operations resulting from a decrease in the fair value of the warrant liability of $4.35 million from December 31, 2021.

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
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward- looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
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
Liquidity and Capital Resources, and Going Concern
As of June 30, 2022, we had $109,275 of cash in our operating bank account and $350,343 in current liabilities.
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
Based on the foregoing, we do not believe we have sufficient liquidity to meet our current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans. If we complete a business combination, we would repay any working capital loans out of the proceeds of the Trust Account released to us. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans through June 30, 2022. The working capital loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.50 per warrant of the post-business combination entity. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, there were no amounts outstanding under any working capital loans.

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
Results of Operations
Our entire activity since inception up to June 30, 2022, was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, our search for a prospective Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2022, we had net income of approximately $2,090,000, which consisted of a loss from operations of approximately $254,000, which was comprised of approximately $204,000 of general and administrative expenses and $50,000 of franchise tax expense, and non-operating
income of approximately $2,344,000, which was comprised of interest earned on marketable securities held in the Trust Account of approximately $386,000, and a change in fair value of derivative warrant liabilities of $2,275,000, offset by a reversal of unrealized gain on investments held in the Trust Account of approximately $21,000 and an unrealized loss on investments held in the Trust Account of approximately $296,000.
For the six months ended June 30, 2022, we had net income of approximately $3,856,000, which consisted of a loss from operations of approximately $584,000, which was comprised of approximately $484,000 of general and administrative expenses and $100,000 of franchise tax expense, and non-operating
income of approximately $4,440,000, which was comprised of interest earned on marketable securities held in the Trust Account of approximately $386,000 and a change in fair value of warrant liabilities of $4,350,000, offset by an unrealized loss on investments held in the Trust Account of approximately $296,000.

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
. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the two-class
method. At June 30, 2022, we had outstanding warrants to purchase up to 12,500,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income per common share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the three and six months ended June 30, 2022. We have two classes of common shares, Class A common shares and Class B common shares. Earnings and losses are shared pro rata between the two classes of common shares.
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
under the Exchange Act) as of June 30, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2022, our disclosure controls and procedures were effective.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021, other than as provided below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-258515) filed on August 5, 2021).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cascadia Acquisition Corp.

Date: August 15, 2022	By:	/s/ Jamie Boyd
	Name:	Jamie Boyd
	Title:	Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer)