Form 10-Q
period 2022-09-30
Cascadia Acquisition Corp.
filed 2022-11-14
CIK 1846968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 11, 2022, 15,000,000 shares of Class A common stock, par value $0.0001 per share, and 3,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

CASCADIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page

Part I. Financial Information	1

Item 1. Financial Statements (unaudited)	1

Unaudited Balance Sheets	1

Unaudited Statements of Operations	2

Unaudited Statements of Changes in Redeemable Class A Common Stock and Stockholders’ Equity (Deficit) for the period from February 16, 2021 (inception) through September 30, 2021 and for the Nine Months Ended September 30, 2022	3

Unaudited Statements of Cash Flows	5

Notes to Unaudited Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23

Item 4. Controls and Procedures	23

Part II. Other Information	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	24

Item 6. Exhibits	24

Part III. Signatures	25

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CASCADIA ACQUISITION CORP.
UNAUDITED BALANCE SHEETS

	September 30, 2022
	(Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$17,857	$650,409
Prepaid expenses	392,450	698,366

Total current assets	410,307	1,348,775
Investments Held in Trust Account	150,771,068	150,001,689

Total assets	$151,181,375	$151,350,464

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accrued expenses	$47,874	$86,813
Accrued offering costs	250,000	250,000
Franchise tax payable	79,033	174,845
Income tax payable	158,376	—

Total current liabilities	535,283	511,658

Non-current liabilities
Deferred underwriter fee payable	5,250,000	5,250,000
Warrant liability	1,700,000	6,500,000
Note payable	70,000	—

Total non-current liabilities	7,020,000	11,750,000

Total liabilities	7,555,283	12,261,658

Commitments and contingencies
Redeemable Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 15,000,000 shares issued and outstanding subject to possible redemption, at redemption value	150,533,659	150,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, excluding 15,000,000 shares subject to possible redemption	—	—
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 3,750,000 issued and outstanding	375	375
Additional paid-in capital	—	—
Accumulated deficit	(6,907,942)	(10,911,569)

Total Stockholders’ Deficit	(6,907,567)	(10,911,194)

Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$151,181,375	$151,350,464

The accompanying notes are an integral part of these unaudited financial statements

CASCADIA ACQUISITION CORP.
UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2022	For the Period From February 16, 2021 (inception) through September 30, 2021
	2022	2021
General and administrative expenses	$239,953	$80,658	$723,717	$80,658
Formation costs				2,500
Franchise tax expense	50,000	16,667	150,000	16,667

Loss from operations	(289,953)	(97,325)	(873,717)	(99,825)

Other income (expense)
Interest earned on marketable securities held in Trust Account	518,219	—	904,167	—
Unrealized gain (loss) on investments held in Trust Account, net	160,971	—	(134,788)	—
Change in fair value of derivative warrant liabilities	450,000	(375,000)	4,800,000	(375,000)
Offering costs associated with derivative warrant liabilities		(326,718)	—	(326,718)

Total other income (expense)	1,129,190	(701,718)	5,569,379	(701,718)

Income (loss) before benefit from (provision for) income taxes	839,237	(799,043)	4,695,662	(801,543)
Benefit from (provision for) income taxes	(158,376)		(158,376)

Net income (loss) allocable to common stockholders	$680,861	$(799,043)	$4,537,286	$(801,543)

Weighted average of shares outstanding of Class A redeemable common shares, basic and diluted	15,000,000	15,000,000	15,000,000	15,000,000

Basic and diluted net income (loss) per share, Class A re deemable common shares	$0.04	$(0.79)	$0.25	$(0.79)

Weighted average of shares of Class B non-redeemable common shares (1)	3,750,000	3,750,000	3,750,000	3,750,000

Basic and diluted net income (loss) per share, Class B non-redeemable common shares	$0.01	$(0.79)	$0.22	$(0.79)

(1)
For the three months ended September 30, 2021 and period from February 16, 2021 (inception) through September 30, 2021, this excludes up to 562,500 of Class B shares that were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part (See Note 5).

The accompanying notes are an integral part of these unaudited financial statements

CASCADIA ACQUISITION CORP.
UNAUDITED STATEMENTS OF CHANGES IN REDEEMABLE CLASS A COMMON STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FEBRUARY 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

			Stockholders’ Equity (Deficit)
	Redeemable Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity (deficit)
	Shares	Amount	Shares	Amount
Balance, February 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—		—	(2,500)	(2,500)

Balance, March 31, 2021	—	$—	4,312,500	$431	$24,569	$(2,500)	$22,500

Net loss	—	—	—		—	—	—

Balance, June 30, 2021	—	$—	4,312,500	$431	$24,569	$(2,500)	$22,500

Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	15,000,000	140,700,000	—	—	—	—	—
Offering costs	—	(8,541,608)	—	—	—	—	—
Private placement of warrants, includes excess cash received of $1,250,000 over the fair value at issuance date of August 30, 2021	—	3,750,000	—	—	1,250,000	—	1,250,000
Deemed dividend to Class A Stockholders	—	14,091,608	—	—	(1,274,569)	(12,817,039)	(14,091,608)
Net loss	—	—	—	—	—	(799,043)	(799,043)

Balance, September 30, 2021	15,000,000	150,000,000	4,312,500	431	—	(13,618,582)	(13,618,151)

			Stockholders’ Equity (Deficit)
	Redeemable Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	15,000,000	$150,000,000	3,750,000	$375	$—	$(10,911,569)	$(10,911,194)
Net income	—	—	—	—	—	1,766,391	1,766,391

Balance, March 31, 2022	15,000,000	$150,000,000	3,750,000	$375	$—	$(9,145,178)	$(9,144,803)

Net income	—	—	—	—	—	2,090,034	2,090,034

Balance, June 30, 2022	15,000,000	$150,000,000	3,750,000	$375	$—	$(7,055,144)	$(7,054,769)

Accretion for Class A Common Stock Subject to redemption						(533,659)	(533,659)
Net income	—	—	—	—	—	680,861	680,861

Balance, September 30, 2022	15,000,000	$150,000,000	3,750,000	$375	$—	$(6,907,942)	$(6,907,567)

(1)	Includes up to 562,500 of Class B shares that were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part (See Note 5).
The accompanying notes are an integral part of these unaudited financial statements

CASCADIA ACQUISITION CORP.
UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Period From February 16, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$4,537,286	$(801,543)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(904,167)	—
Unrealized loss on investments held in Trust Account, net	134,788	—
Change in fair value of derivative warrant liabilities	(4,800,000)	375,000
Offering costs associated with derivative warrant liabilities	—	326,718
Changes in operating assets and liabilities:
Prepaid expenses	305,916	(781,788)
Accrued expenses	(38,939)	34,167
Income tax payable	158,376
Franchise tax payable	(95,812)	16,667

Net cash used in operating activities	(702,552)	(830,779)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(150,000,000)

Net cash used in investing activities	—	(150,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from Sponsor note	70,000	123,795
Repayment of Sponsor note	—	(123,795)
Proceeds received from initial public offering, gross	—	150,000,000
Proceeds received from private placement	—	5,000,000
Offering costs paid	—	(3,368,326)

Net cash provided by financing activities	70,000	151,656,674

Net increase (decrease) in cash	(632,552)	825,895

Cash - Beginning of period	650,409	—

Cash - End of period	$17,857	$825,895

Supplemental disclosures of non-cash activities:
Offering costs included in accrued offering costs	$—	$250,000
Deferred underwriting commissions	$—	$5,250,000
Deemed dividend to Class A stockholders	$—	$14,091,608
Accretion of Class A common stock subject to possible redemption	$533,659	$—

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
As of September 30, 2022, the Company had not commenced operations. All activity for the period from February 16, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will generate non-operating
income in the form of dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Cascadia Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 25, 2021. On August 30, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs of $8,868,326 of which $5,250,000 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a
45-day
option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over- allotments, if any. On October 11, 2021, the underwriter waived the election to ex
ercise
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Nasdaq rules provide that the Initial Business Combination must be with one or more target businesses that together have a fair market value

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

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
Liquidity and Capital Resources, and Going Concern
As of September 30, 2022, the Company had $17,857 of cash in its operating bank account and $535,283 in current liabilities.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for the issuance of Founder Shares (as defined in Note 5), and a promissory note from the Sponsor (as defined in Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement.
Based on the foregoing, the Company does not believe that it has sufficient liquidity, through funds held outside of the Trust Account, to meet its current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of September 30, 2022, there was $70,000 outstanding under a Working Capital Loan with the Sponsor. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date of the financial statements. Management plans to address this uncertainty through Working Capital Loans, and through consummation of a Business Combination. There is no assurance that Working Capital Loans will be available to the Company or that the Company’s plans to consummate a Business Combination will be successful.
Furthermore, if the Company is unable to complete a Business Combination by February 28, 2023, the Company will cease all operations except for the purpose of liquidation, unless there is an extension on our period to complete a Business Combination.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The accompanying interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on
Mar
ch 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of September 30, 2022 or December 31, 2021.
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
As discussed in Note 3, all of the 15,000,000 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. Accordingly, as of September 30, 2022 and December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is and has been subject to income tax examinations by major taxing authorities since inception.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under ASC Topic 820,
Fair Value Measurement
, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal depository insurance coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. At September 30, 2022 and December 31, 2021, the Company had outstanding warrants to purchase up to 12,500,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the warrants
are contingently exercisable,
and the
contingencies have not yet been met
.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A redeemable common shares is calculated by dividing the net earnings (dividend income earned on the Trust Account less funds released to pay taxes) during the reporting period by the weighted average number of Class A redeemable common shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable
common shares is calculated by dividing the net income (loss), adjusted for net earnings, as described above, attributable to Class A redeemable common shares during the reporting period, by the weighted average number of Class B non-redeemable
common shares outstanding for the period. Class B
non-redeemable
common shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account less amounts to be paid for taxes, including franchise taxes, however such taxes cannot exceed the dividend income earned on the Trust Account for purposes of the allocation. At September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted
net income (loss) per share is the same as basic net income (loss) per share.
As of September 30, 2022 and 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three months ended September 30, 2022 and 2021, nine months ended September 30, 2022 and period from February 16, 2021 (Inception) through September 30, 2021, earnings and losses are allocated pro rata between the two classes of common shares as follows:

	For the three months ended September 30,				For the nine months ended September 30, 2022		For the period from February 16, 2021 (Inception) through September 30, 2021
	2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$638,852	$42,009	( $11,912,521)	( $2,978,130)	$3,722,029	$815,257	($11,914,521)	($2,978,630)
Denominator:
Basic and diluted weighted average common shares outstanding	15,000,000	3,750,000	15,000,000	3,750,000	15,000,000	3,750,000	15,000,000	3,750,000
Basic and diluted net income (loss) per common share	$0.04	$0.01	( $0.79)	( $0.79)	$0.25	$0.22	($0.79)	$(0.79)
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
Related-Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.
 As of September 30, 2022 and December 31, 2021, there was $70,000 and $-, respectively, outstanding under a Working Capital Loan with the Sponsor, which is included in “Note payable” in the accompanying balance sheets.

NOTE 5. RELATED-PARTY TRANSACTIONS (cont.)

Promissory Note – Related Party
On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest
bearing and was payable on the earlier of September 30, 2021, or (ii) the date on which the Company consummated an Initial Public Offering. The Company borrowed $123,795 under the Promissory Note and repaid the Promissory Note on August 30, 2021, with proceeds from the Initial Public Offering. There was no balance under the Promissory Note at September 30, 2022 or December 31, 2021.
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
During the three and nine months ended September 30, 2022, the Company incurred $0 and $20,000 of services agreement expenses, respectively, which are included in “General and administrative expenses” in the accompanying statement of operations.
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
E
QUITY
Preferred stock
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

NOTE 7. REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY (cont.)

Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022, and December 31, 2021, there were 15,000,000 shares of Class A common stock issued and outstanding that are subject to possible redemption.
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
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 3,750,000 shares of Class B common stock issued and outstanding. The underwriter waived the election to exercise its over-allotment option on October 11, 2021, and as a result, 562,500 shares of Class B common stock were forfeited.
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
basis.

NOTE 8. WARRANT LIABILITY
As of September 30, 2022 and December 31, 2021, the Company had 7,500,000 Public Warrants and 5,000,000 Private Placement Warrants outstanding in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.
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
Notwithstanding the above, if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

NOTE 9. FAIR VALUE MEASUREMENTS (cont.)

At September 30, 2022, assets held in the Trust Account were comprised of $150,771,068, in U.S. treasury notes and mutual funds which are invested in U.S. Treasury Securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Treasury Securities		$150,771,068	$—	$—
Liabilities:
Public Warrants		$1,050,000	$—	$—
Private Placement Warrants	$		$650,000	$—
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
Transfer to/from Levels 1, 2, and 3 are recognized at the beginning of the quarter in which the transfer occurred. There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2022. The Public Warrants are classified as Level 1 as they are separately listed and traded in an active market during the period. The Private Placement Warrants are classified as Level 2 as all of the significant inputs to the valuation model used to estimate the fair value of the Private Placement Warrants became directly or indirectly observable from the listed Public Warrants.
Level 1 assets include investments in U.S. treasury bills and notes, and mutual funds.
For the nine months ended September 30, 2022, the Company recognized an unrealized gain in the statement of operations resulting from a decrease in the fair value of the warrant liability of $4.8 million from December 31, 2021.

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

Liquidity and Capital Resources, and Going Concern

As of September 30, 2022, we had $17,857 of cash in our operating bank account and $535,283 in current liabilities.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover certain offering costs on our behalf in exchange for the issuance of Founder Shares, and loan proceeds of $123,795 under a promissory note. We repaid the promissory note in full on August 30, 2021. Our liquidity needs have otherwise been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement and a working capital loan from our Sponsor with $70,000 outstanding as of September 30, 2022.

Based on the foregoing, we do not believe we have sufficient liquidity to meet our current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans. If we complete a business combination, we would repay any working capital loans out of the proceeds of the Trust Account released to us. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans through September 30, 2022. The working capital loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.50 per warrant of the post-business combination entity. The warrants would be identical to the Private Placement Warrants.

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

Results of Operations

Our entire activity since inception up to September 30, 2022, was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $681,000, which consisted of a loss from operations of approximately $290,000, which was comprised of approximately $240,000 of general and administrative expenses and $50,000 of franchise tax expense, and non-operating income of approximately $1,129,000, which was comprised of interest earned on marketable securities held in the Trust Account of approximately $518,000, a change in fair value of derivative warrant liabilities of $450,000 and an unrealized gain on investments held in the Trust Account of approximately $161,000.

For the nine months ended September, 2022, we had net income of approximately $4,537,000, which consisted of a loss from operations of approximately $874,000, which was comprised of approximately $724,000 of general and administrative expenses and $150,000 of franchise tax expense, and non-operating income of approximately $5,569,000, which was comprised of interest earned on marketable securities held in Trust Account of approximately $904,000 and a change in fair value of warrant liabilities of $4,800,000, offset by an unrealized loss on investments held in the Trust Account of approximately $135,000.

Contractual Obligations

Administrative Services Agreement

Commencing on the date of the Initial Public Offering, we entered into an agreement to pay Cascadia Capital Holdings, LLC a total of $10,000 per month for executive and other operational support, including accounting services and office space provided to members of our management team. The Company and Cascadia Capital

Holdings, LLC agreed to end these payments after the February 2022 payment. The Company and the Sponsor have agreed to indemnify Cascadia Capital Holdings, LLC and its affiliates in connection with the services provided pursuant to the services agreement. In addition, our Sponsor, executive officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

Net Income per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the two-class method. At September 30, 2022, we had outstanding warrants to purchase up to 12,500,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income per common share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the three and nine months ended September 30, 2022. We have two classes of common shares, Class A common shares and Class B common shares. Earnings and losses are shared pro rata between the two classes of common shares.

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

The Company conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Cascadia Acquisition Corp.

Date: November 14, 2022	By:	/s/ Jamie Boyd
	Name:	Jamie Boyd
	Title:	Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer)