Form 10-K
period 2022-12-31
Cascadia Acquisition Corp.
filed 2023-03-31
CIK 1846968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $
146.7
million.
As of March 21, 2023, there were 289,195 shares of the registrant’s Class A common stock issued and outstanding, and 3,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

CASCADIA ACQUISITION CORP.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Report”) or (“Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our initial business combination. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our expectations regarding the RealWear Business Combination (as defined below) and related transactions;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our ability to draw from the support and expertise of our sponsor, founders, directors, officers and other affiliates;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the availability to us of funds from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; or

•

the other risks and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART I

As used in this Annual Report on Form 10-K, the terms “the Company,” “Cascadia,” “our,” “us” or “we” refer to Cascadia Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors.

Item 1. Business.

Company Overview

We are a blank check company incorporated in Delaware on February 16, 2021 and were formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (a “business combination”). We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and assets consisting almost entirely of investments held in the trust account.

Although we are not limited to a particular industry or sector for purposes of consummating a business combination, we have focused on sourcing business combination opportunities in industry sectors that are being fundamentally reshaped by the introduction of advanced technologies, such as robotics, automation and artificial intelligence (“RAAI”), commonly referred to as “Industry 4.0.” In addition to RAAI, which has been a key theme and focus in our search for a business combination opportunity, we have utilized the experience and relationship networks of our management team and board of directors to identify and review attractive and high growth opportunities in the environmental, social and governance, and specifically, the sustainability arena. We believe that companies in these sectors that are using advanced data analytics, software, artificial intelligence, and cutting-edge instrumentation and process automation to make their processes “intelligent” have a significant competitive advantage over those that have not yet embraced these solutions. Our focus on Industry 4.0, RAAI, and sustainability has been concentrated in various sub-verticals, such as robotics; artificial intelligence; mobility tech/autonomy; data management & analytics; augmented reality/virtual reality; manufacturing and operations automation; IoT; blockchain; DNA sequencing; energy storage; energy efficiency and decarbonization; renewable energy; energy and environmental/climate technology; smart grid/smart city; agriculture and food technology/innovation, recycling and remediation, advanced materials, and water and bioresources.

Our sponsor is Cascadia Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). On February 22, 2021, our Sponsor paid $25,000 in consideration for 4,312,500 shares of Class B common stock (the “Founder Shares”), of which 562,500 shares were forfeited in October 2021 in connection with the expiration of the underwriter’s over-allotment option. Prior to the closing of our initial public offering (the “Initial Public Offering”), our Sponsor transferred 25,000 Founder Shares to each of our three independent directors and sold an aggregate of 937,500 Founder Shares to 12 qualified institutional buyers or institutional accredited investors that are not affiliated with us, our Sponsor, our directors or any member of our management, which we refer to as “anchor investors”. Each anchor investor agreed to (a) vote any Founder Shares held by them in favor of our initial business combination and (b) subject any Founder Shares held by them to the same lock-up restrictions as the Founder Shares held by our Sponsor and independent directors.

On August 30, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs of $8,830,225 of which $5,250,000 was for deferred underwriting commissions. Each Unit consisted of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

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

Following the closing of the Initial Public Offering on August 30, 2021, an amount equal to $150,000,000, or $10.00 per Unit, from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee. If we do not complete a business combination by August 31, 2023, the proceeds from the Initial Public Offering and sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The outstanding shares of Class B common stock will automatically convert into shares of Class A common stock upon the consummation of a business combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a business combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a business combination and any private placement warrants issued to our Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. Holders of our Founder Shares waived this Anti-Dilution Adjustment with respect to any shares issued in connection with the consummation of the RealWear Business Combination. However, such holders may not waive this right in connection with any alternative initial business combination, if applicable.

Extension of Business Combination Period

On February 22, 2023, we held a special meeting of stockholders at which our stockholders approved an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”), to (i) extend the date by which we have to consummate a business combination to August 31, 2023 (the “Extension”) and (ii) expand the methods that Cascadia may employ to not become subject to the “penny stock” rules of the SEC. We filed the Charter Amendment on February 27, 2023.

In connection with the approval of the Extension, holders of 14,710,805 shares of our Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.11 per share, for an aggregate redemption amount of approximately $148.7 million. As a result, approximately $148.7 million was removed from the Trust Account to redeem such shares and 289,195 shares of our Class A common stock remained outstanding.

Business Combination Agreement

On February 5, 2023, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, CAC MergerSub, Inc., a Washington corporation (“Merger Sub”), and RealWear, Inc., a Washington corporation (“RealWear”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into RealWear, with RealWear surviving as a wholly-owned subsidiary of the Company (the “Merger”). The Merger and the other transactions contemplated by the Business Combination Agreement are referred to hereinafter as the “RealWear Business Combination.”

The Business Combination Agreement and the RealWear Business Combination were approved by the boards of directors of each of Cascadia and RealWear. The RealWear Business Combination is expected to close in the second half of 2023, following the receipt of the required approvals by the stockholders of Cascadia and shareholders of RealWear and the fulfillment of regulatory requirements and other customary closing conditions.

In accordance with the terms and subject to the conditions of the Business Combination Agreement: (i) immediately prior to the closing of the Merger (the “Closing”), the outstanding shares of each class of RealWear’s preferred stock will be converted into shares of common stock of RealWear; and (ii) at the Closing, (A) outstanding shares of common stock of RealWear (other than treasury shares and any Company Dissenting Shares (as defined in the Business Combination Agreement)), will be automatically converted into the right to receive shares of common stock of Cascadia (“Cascadia Shares”), (B) each of RealWear’s outstanding options will be converted into an option to purchase Cascadia Shares having substantially similar terms and conditions as such outstanding RealWear option, and (C) each of RealWear’s outstanding warrants will be converted into a warrant to acquire Cascadia Shares having substantially similar terms and conditions as such outstanding RealWear warrant, and in each case on the terms and subject to the conditions set forth in the Business Combination Agreement. In addition, RealWear shareholders will be entitled to receive up to an aggregate of 4,170,000 additional Cascadia Shares (the “Earn Out Shares”), contingent upon the achievement of certain stock price targets of Cascadia Shares during the five year period following the Closing (the “Earn Out Period”). The Earn Out Shares will be placed in escrow at Closing and any Earn Out Shares remaining in escrow following the expiration of the Earn Out Period will be distributed to Cascadia and promptly cancelled.

The Business Combination Agreement requires that, as a condition to RealWear’s obligation to consummate the RealWear Business Combination, the sum of the aggregate cash proceeds available for release to the Company or Merger Sub from the Trust Account as of immediately prior to the Closing (after reduction for amounts payable to Cascadia stockholders with respect to valid redemptions of Cascadia Shares and payment of all unpaid transaction expenses of Cascadia and RealWear) plus the aggregate cash proceeds actually received in respect of any applicable financing transactions (whether on or prior to the date of the Closing) equals or exceeds $20,000,000. In addition, the Business Combination Agreement allows RealWear to terminate the RealWear Business Combination in its discretion if, as of April 6, 2023, the aggregate value of our Public Shares committed to be held in trust through the Closing (based on the per-share amount held in our Trust Account) and the aggregate proceeds to be paid in connection with any committed financing transactions do not equal at least $25,000,000.

Upon closing of the RealWear Business Combination, the combined company will be named RealWear, Inc. and is expected to trade on the Nasdaq.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and build a company that complements the experience of our management team and can benefit from its strategic and operational expertise. After our initial business combination, we envision our strategy may include additional mergers and acquisitions and the application of new technologies and/or other operational improvements with a focus on generating attractive long-term risk adjusted returns for our stockholders. We have been leveraging our management team’s and Cascadia Capital’s network of potential transaction sources where we believe a combination of our relationships, knowledge and experience could catalyze a positive transformation or augmentation of existing businesses to enhance their overall value. We have also benefitted from our engagement of Cascadia Capital, LLC as a financial advisor on our business combinations and other transactions.

Investment Criteria

Based on our management’s experience, we developed the following non-exclusive investment criteria that we have been using to screen for and evaluate prospective target businesses.

•

Companies that operate in industries and sectors that are ripe for technological disruption or are currently undergoing technological transformations. We have identified industries and sectors that are in the process of, or have significant potential to benefit from and adopt, an Industry 4.0 solution, and have been searching for potential business combination targets that are well positioned to capitalize on this trend, which we believe is driving high growth opportunities in sectors that align well with our experience and expertise, such as robotics, automation, artificial intelligence (RAAI) and ESG (Sustainability).

•

Companies with an attractive and defensible competitive position. We are targeting companies with market positions and technologies that we believe offer long-term competitive advantages. These could include proprietary technology, a market leading product suite, unique processes, strong market share, or a culture of innovation that we believe is enduring and unique.

•

Clear Benefit from a Business Combination with a Special Purpose Acquisition Company. We have been seeking a business that has a clear use of proceeds and a clear catalyst or inflection point resulting from our capital, team, public listing, roll-up synergies, deleveraging and/or re-rating milestones expected to propel the business through our structural dilution in the near term with enhanced financial results, margins, market position and stockholder value.

•

Tangible Benefit from our Capabilities. We have been seeking a business where the collective capabilities of our management and Sponsor, and any operating partners we involve, can be leveraged to tangibly improve the operations and market position of the target.

•	Proprietary and/or High Conviction Transactions. We have leveraged our business network to source our initial business combination on a proprietary basis.

•

Committed and Capable Management Team. We have been seeking a business with a management team whose interests are aligned with our strategic focus and who can clearly and confidently articulate the business plan and market opportunities to public market investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team and their board of directors by recruiting additional talent through our network of contacts or otherwise. This may include recruiting experienced industry professionals, or operating partners, to assist in our evaluation of the opportunity and marketing of the business combination prior to its completion, who may assume an ongoing role with the business or board thereafter.

•

Potential to Grow, including Through Further Acquisition Opportunities. We have been seeking a business that has the potential to grow organically and inorganically through additional acquisitions, with management having identified a pipeline of potentially actionable accretive acquisitions. We expect to work with the ongoing management team to develop the business strategy around geographic expansion, new products, high-return capital expenditure projects and acquisitions, as well as creating and maintaining the optimal capital structure for growth.

•

Preparedness for the Process and Public Markets. We have been seeking a business that has, or can put in place prior to the closing of a business combination, the governance, financial systems and controls required in the public markets. Specifically, we are seeking to avoid situations where extensive accounting or restructuring work is required with an uncertain timetable or outcome before a transaction can be completed.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation (as amended, the “amended and restated certificate of incorporation”) contains certain requirements and restrictions relating to the Initial Public Offering that will apply to us until the completion of our initial business combination. These provisions cannot be amended without the approval of the holders of 65% of our Class A and Class B common stock. Our Sponsor, independent directors and anchor investors (collectively, the “initial stockholders”), who collectively beneficially own approximately 92.8% of our Class A and Class B common stock, may participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

If we are unable to complete our initial business combination by August 31, 2023 (the “Deadline Date”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish rights of the holders of our Class A common stock (the “public stockholders”) as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the requirements of other applicable law;

•

Prior to our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on our initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond the Deadline Date or (y) amend the foregoing provisions;

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

•

If our stockholders approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination by August 31, 2023, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations described herein; and

•	We will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In addition, our amended and restated certificate of incorporation provides that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 unless we are otherwise exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

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

We will provide stockholders with audited financial statements of RealWear or any potential alternative business as part of the proxy solicitation or tender offer materials (as applicable) sent to stockholders. These financial statements in the case of the RealWear Business Combination are, and in the case of an alternative business combination may be, required to be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the historical financial statements are required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). We cannot assure you that RealWear or any potential alternative target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business.

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

•

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•

The ability of our public stockholders to redeem their shares for cash has had a negative impact on our financial condition, which may make it difficult for us to complete a business combination with a target.

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

•

If we do not complete the RealWear Business Combination, the requirement that we complete our initial business combination by August 31, 2023 may limit the time we have in which to conduct due diligence on alternative business combination targets, as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•

Our ability to complete a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets.

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

•

Because of our limited resources, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive less than $10.00 on our redemption of their shares in certain circumstances, and our warrants will expire worthless.

•	Our independent registered public accounting firm’s report expresses substantial doubt about our ability continue as a “going concern.”

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

Our initial stockholders and management team have agreed to vote in favor of our initial business combination, regardless of how our public stockholders vote.

Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. Our initial stockholders’ Founder Shares constitute 92.8% of the shares outstanding following the redemptions completed in connection with the Extension. In addition, our initial stockholders and management team may from time to time purchase Class A common stock prior to our initial business combination. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will be sufficient to approve such initial business combination and we will not need any Public Shares to be voted in favor of such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our initial stockholders’ Founder Shares constitute 92.8% of the Class A and Class B shares outstanding following the redemptions completed in connection with the Extension and these stockholders have agreed to vote in favor of our initial business combination, we do not need any of our public stockholders to vote in favor of our initial business combination for it to be approved. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights.

The ability of our public stockholders to redeem their shares for cash has had a negative impact on our financial condition, which may make it difficult for us to complete our business combination.

The Business Combination Agreement for the RealWear Business Combination requires that, as a condition to RealWear’s obligation to consummate the RealWear Business Combination, the sum of the aggregate cash proceeds available for release to the Company or Merger Sub from the Trust Account as of immediately prior to the Closing (after reduction for amounts payable to Cascadia stockholders with respect to valid redemptions of Cascadia Shares and payment of all unpaid transaction expenses of Cascadia and RealWear) plus the aggregate cash proceeds actually received in respect of any applicable financing transactions (whether on or prior to the date of the Closing) equals or exceeds $20,000,000 (the “Minimum Cash Condition”). In addition, the Business Combination Agreement allows RealWear to terminate the RealWear Business Combination in its discretion (the “RealWear Termination Right”) if, as of April 6, 2023, the aggregate value of our Public Shares committed to be held in trust through the Closing (based on the per-share amount held in our Trust Account) and the aggregate proceeds to be paid in connection with any committed financing transactions do not equal at least $25,000,000 (the “Financing Condition”). Because the amount in our Trust Account available for our initial business combination was significantly diminished as a result of the redemptions completed in connection with the Extension, we will need to complete one or more financings to satisfy the Financing Condition and the Minimum Cash Condition and complete the RealWear Business Combination. If we do not raise sufficient funds to satisfy the Financing Condition by April 6, 2023, RealWear may elect to exercise the RealWear Termination Right in its discretion. Even if we successfully raise the funds needed to satisfy the Financing Condition, any subsequent redemptions completed in connection with the approval of the RealWear Business Combination may again reduce the funds in our Trust Account such that we may not be able to meet the Minimum Cash Condition and proceed with the business combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. After we entered into the Business Combination Agreement with RealWear, holders of 14,710,805 shares of our Class A common stock exercised their right to redeem their shares in connection with the Extension, for an aggregate redemption amount of approximately $148.7 million. As a result, we will need third party financing to satisfy the Minimum Cash Condition. In addition, RealWear may exercise the RealWear Termination Right if the aggregate value of our Public Shares committed to be held in trust through the Closing (based on the per-share amount held in our Trust Account) and the aggregate proceeds to be paid in connection with any committed financing transactions do not equal at least $25,000,000. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the representative of the underwriters for our Initial Public Offering will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire amount of the deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The requirement that we complete our initial business combination by August 31, 2023 may limit the time we have in which to conduct due diligence on potential business combination targets, including RealWear, as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination, including RealWear, will be aware that we must complete our initial business combination by the Deadline Date, which is August 31, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by August 31, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to complete our initial business combination by the Deadline Date. Our ability to complete the RealWear Business Combination or any other initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination by August 31, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our ability to complete a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets.

Public health crises and geopolitical factors could adversely affect economies and financial markets in the United States and worldwide, and the business of RealWear or any other potential target business with which we might consummate a business combination, could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to a public health crisis, such as the COVID-19 pandemic, restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, or cause vendors and services providers to be unavailable to consummate a transaction in a timely manner.

In addition, our ability to consummate a transaction will be dependent on the ability to raise equity and debt financing which may be impacted by other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly submit Public Shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials. This date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, we intend to require a public stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy materials, its shares may not be redeemed.

You do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 31, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination by August 31, 2023, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial business combination by August 31, 2023 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond August 31, 2023 before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete our initial business combination, we may be deemed to be a “blank check” company under the United States securities laws. However, because we are listed on the Nasdaq Global Market, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, our stockholders are not afforded the benefits or protections of those rules. Among other things, this means our units are tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

Our independent registered public accounting firm’s report expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $329,361 of cash in our operating bank account and $1,042,703 in current liabilities. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with our proposed initial business combination with RealWear.

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

Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. We cannot assure you that any efforts to raise capital (if required) or to consummate an initial business combination (including the current proposed initial business combination with RealWear) will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we intend to combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the RealWear Business Combination, or any potential alternative business combination, could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest, cause of action or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management team will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if our management team believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of our Initial Public Offering and our registered independent public accounting firm have not executed agreements with us waiving such claims to the monies held in the Trust Account. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to our Registration Statement on Form S-1, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have not, however, asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than the $10.00 per Public Share initially held in the Trust Account. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination by August 31, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention, however, to redeem our Public Shares as soon as reasonably possible following August 31, 2023 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination by August 31, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

If we do not complete the RealWear Business Combination, we may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

If we do not complete the RealWear Business Combination we may consider an alternative business combination opportunity outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any such business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment in RealWear or any potential alternative business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire.

As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may complete our initial business combination with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

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

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business with which we combine is fair to us from a financial point of view.

We are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to us from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors or a special committee thereof, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We amended our amended and restated certificate of incorporation in February 2023 to effect the Extension that was approved at our special meeting of stockholders and to expand the methods that we may employ to not become subject to the “penny stock” rules of the SEC. Further amendment of our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, a majority of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial business combination by August 31, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of our publicly traded securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to further amend our amended and restated certificate of incorporation or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination. Following the redemptions completed in connection with the Extension, our initial stockholders collectively beneficially own 92.8% of our common stock. As a result, our initial stockholders would be able to approve any such amendment without the votes of any public stockholders in favor of such amendment.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended without the approval of our public stockholders, unlike some other special purpose acquisition companies. It is easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their Public Shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Following the redemptions completed in connection with the Extension, our initial stockholders collectively beneficially own 92.8% of our common stock (assuming they have not purchased any units or shares of Class A common stock in the public markets). Our initial stockholders may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we are able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination by August 31, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Following the redemptions completed in connection with the Extension, we need to obtain additional financing to satisfy the Minimum Cash Condition set forth in the RealWear Business Combination Agreement. We may be similarly required to seek additional financing to complete any potential alternative initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. In addition, if, as of April 6, 2023, the aggregate value of our Public Shares committed to be held in trust through the Closing (based on the per-share amount held in our Trust Account) and the aggregate proceeds to be paid in connection with any committed financing transactions do not equal at least $25,000,000, RealWear may elect to exercise the RealWear Termination Right to terminate the RealWear Business Combination. To the extent that such additional financing proves to be unavailable, we may be compelled to either restructure the transaction or abandon the RealWear Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Following the redemptions completed in connection with the Extension, our initial stockholders own approximately 92.8% of our issued and outstanding common stock. Accordingly, they may control or exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is divided into three classes, each of which will generally serve for a terms of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

If the RealWear Business Combination is not completed, resources could be wasted in researching other business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the RealWear Business Combination is not completed, we anticipate that the investigation of any other specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we do not complete an initial business combination, including the RealWear Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. We may decide not to complete a specific business combination or may fail to complete a business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

If we do not complete the RealWear Business Combination and pursue a business combination with a different acquisition target, our key personnel may negotiate employment or consulting agreements with such target business in connection with such business combination, and such business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

If we do not complete the RealWear Business Combination and pursue a business combination with a different acquisition target, our key personnel may be able to remain with our company after the completion of such initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

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

If we do not complete the RealWear Business Combination and we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we do not complete the RealWear Business Combination and we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

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

We may only complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and if we do not continue to pursue the RealWear Business Combination it may require more time, more effort and more resources to identify another suitable target and to consummate an initial business combination.

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

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team.. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (such insurance, “run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

The officers and directors of a business combination target may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Although we contemplate that certain members of a business combination target will remain associated with such business following our initial business combination, it is possible that members of the management of the target business will not wish to remain in place.

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

If the value of the shares of our Class A common stock on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per share of our Class A common stock, the holder of our Founder Shares would obtain a profit of approximately $4,994 on account of the 1,000 Founder Shares that the holder had converted into shares of Class A common stock in connection with the initial business combination. By contrast, a public stockholder holding 1,000 shares of Class A common stock would lose approximately $5,000.00 in connection with the same transaction. In addition, this risk may become more acute as August 31, 2023 nears, which is the deadline for our completion of an initial business combination.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying, evaluating and combining with one or more businesses. Our Sponsor, Cascadia Capital and our directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination.

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

Conflicts may arise from Cascadia Capital’s affiliation with us and its provision of services both to us. In performing services for other clients, Cascadia Capital may take commercial steps which may have an adverse effect on us. Cascadia Capital is often engaged as a financial advisor, or placement agent, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries. Since clients generally require Cascadia Capital to act exclusively on their behalf and/or for other reasons, we may be precluded from attempting to acquire securities of the business being sold or otherwise participate as a buyer in the transaction. Alternatively, Cascadia Capital, or another affiliate of our Sponsor, may be a financial advisor to a target business that we pursue a business combination with and Cascadia Capital, or another affiliate of our Sponsor, may receive fees from the target business in connection with a business combination. Cascadia Capital also represents potential buyers’ businesses. Cascadia Capital may be incentivized to direct an opportunity to one of these buyers, thereby eliminating or reducing the investment opportunity available to us. Any of Cascadia Capital’s other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of Cascadia Capital or its clients or counterparties may at times be adverse to ours.

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

The securities in which we invest the funds held in the Trust Account are subject to adverse developments affecting the financial services industry and fluctuations in interest rates, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are currently invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Following the redemptions completed in connection with the Extension, we may elect to liquidate the remaining investments held in the Trust Account and maintain those funds in cash in an interest-bearing demand deposit account at a bank. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, the closing of Silicon Valley Bank and Signature Bank by bank regulators in March 2023, created significant disruptions in access to accounts for depositors at those banks. Cash deposits at financial institutions in the U.S. are insured by the Federal Deposit Insurance Corporation (the “FDIC”) in an amount up to $250,000 for any depositor, and any cash deposits in excess of this insured amount could be lost. To the extent we hold cash deposits, including funds in the Trust Account, in amounts that exceed the FDIC insurance limitation, in the event of a failure of any of the financial institutions where we maintain deposits, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, and such a failure could have a material adverse effect upon our liquidity and financial condition. Additionally, we may be unable to access funds in such deposit account or other accounts, including money market funds, held with a financial institution or lending arrangements with such a financial institution.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account are currently invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Following the redemptions completed in connection with the Extension, we may elect to liquidate the remaining investments held in the Trust Account and maintain those funds in cash in an interest-bearing demand deposit account at a bank. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination by August 31, 2023; and (iii) absent an initial business combination by August 31, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

We offered our units at an offering price of $10.00 per unit. However, prior to the Initial Public Offering, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.006 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our initial business combination, when the Founder Shares are converted into Public Shares.

The value of the Founder Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

The Sponsor invested in us an aggregate of $5,025,000, comprised of the $25,000 purchase price for the Founder Shares and the $5,000,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the Founder Shares would have an aggregate implied value of $32,343,750. Even if the trading price of our common stock was as low as $1.17 per share, and the private placement warrants were worthless, the value of the Founder Shares would be equal to our Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our Public Shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our Initial Public Offering, there were 85,000,000 and 6,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock upon the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. There are no shares of preferred stock issued and outstanding. We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond August 31, 2023 or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

Following the consummation of the Initial Public Offering and the concurrent Private Placement of Warrants, we had 12,500,000 warrants outstanding (comprised of the 7,500,000 warrants included in the units and the 5,000,000 Private Placement Warrants). We account for these warrants as a warrant liability, which means that we record them at fair value upon issuance with any changes in fair value each period reported in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

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

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders may receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

Under our amended and restated certificate of incorporation, the Founder Shares will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one basis, subject to certain adjustments, at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our Sponsor, officers or directors upon conversion of working capital loans (such automatic conversion, the “Anti-Dilution Adjustment”), provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination. Holders of our Founder Shares waived the Anti-Dilution Adjustment with respect to any shares issued in connection with the consummation of the RealWear Business Combination. However, such holders may not waive this right in connection with any alternative initial business combination, if applicable.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware with no operating results, and did not commence operations until our Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We recently entered into the Business Combination Agreement with RealWear, but may be unable to complete the RealWear Business Combination or any potential alternative initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

The SEC’s new SPAC proposal could chill or impede the completion of our business combination.

On March 30, 2022, the SEC proposed comprehensive new rules and amendments to enhance disclosure and investor protection in initial public offerings by special purpose acquisition companies and in business combination transactions involving special purpose acquisition companies and private operating companies. If adopted, these new and amended rules could make our completion of a business combination more difficult, costly and time consuming.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Holders

As of March 21, 2023, we had 1 holder of record of our Class A common stock, 27 holders of record of our Class B common stock, 1 holder of record of our units, and 1 holder of record of our warrants.

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

Use of Proceeds

On August 30, 2021, the Company consummated the Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000, which is discussed in Note 1 of the accompanying financial statements. The Units sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-258515). The SEC declared the registration statement effective on August 25, 2021.

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

Overview

We are a blank check company incorporated in Delaware on February 16, 2021. We were formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.

Although we are not limited to a particular industry or sector for purposes of consummating a business combination, we have focused on sourcing business combination opportunities in industry sectors that are being fundamentally reshaped by the introduction of advanced technologies, such as robotics, automation and artificial intelligence, commonly referred to as “Industry 4.0.” In addition to RAAI, which has been a key theme and focus in our search for business combination opportunities, we have also utilized the experience and relationship networks of our management team and board of directors to identify and review attractive and high growth opportunities in the environmental, social and governance, and specifically, the sustainability arena.

Our Sponsor is Cascadia Acquisition Sponsor LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on August 25, 2021. On August 30, 2021, we consummated our Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs of $8,868,326 of which $5,250,000 was for deferred underwriting commissions. We granted the underwriter a 45- day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over- allotments, if any. On October 11, 2021, the over-allotment option expired without being exercised.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

Simultaneously with the consummation of the closing of the Initial Public Offering, we consummated the Private Placement of an aggregate of 5,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating total gross proceeds of $5,000,000.

Following the closing of the Initial Public Offering on August 30, 2021, an amount of $150,000,000, or $10.00 per Unit, from the Initial Public Offering and the sale of the Private Placement Warrants was placed in our Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a business combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants remaining in the Trust Account following the completion of redemptions in connection with the Extension, although most the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a business combination successfully. The Nasdaq rules provide that the Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the Trust Account (excluding deferred underwriting costs and taxes payable on the income earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. We will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We will have until August 31, 2023 to complete a Business Combination (the “Combination Period”). On February 22, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed the Charter Amendment to extend the Combination Period for 6 months to August 31, 2023 (the “Extended Combination Period”). If we are unable to complete a business combination within the Extended Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the remaining funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a business combination within the Extended Combination Period. In connection with the Special Meeting and the Charter Amendment, 14,710,805 shares of the Company’s Class A common stock were tendered for redemption.

Liquidity and Capital Resources, and Going Concern

As of December 31, 2022, we had $329,361 of cash in our operating bank account and $1,042,703 in current liabilities.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founder Shares, and loan proceeds of $123,795 under a promissory note. We repaid the promissory note in full on August 30, 2021. Our liquidity needs have otherwise been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement and a loan from our Sponsor with a principal amount of $221,785 outstanding as of December 31, 2022.

Based on the foregoing, we do not believe we have sufficient liquidity to meet our current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans. If we complete a business combination, we would repay any working capital loans out of the proceeds of the Trust Account released to us. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans through December 31, 2022. The working capital loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant of the post-business combination entity. The warrants would be identical to the Private Placement Warrants.

Additionally, if our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, following the redemptions completed in connection with the Extension, we will need to obtain additional financing to consummate our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. If we are unable to complete a business combination by August 31, 2023, we will cease all operations except for the purpose of liquidation, unless the Combination Period is extended.

Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through working capital loans and through consummation of our initial business combination. There is no assurance that working capital loans will be available to the Company or that our plans to consummate the RealWear Business Combination, or any other initial business combination will be successful.

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

Results of Operations

Our entire activity since inception up to December 31, 2022, was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, our search for, evaluation of and negotiations in connection with prospective business combination opportunities. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2022, we had net income of approximately $6,886,000, which consisted of a provision for income taxes of $360,000 and loss from operations of approximately $1,216,000, which was comprised of approximately $1,016,000 of general and administrative expenses and $200,000 of franchise tax expense, and non-operating income of approximately $8,462,000, which was comprised of interest earned on marketable securities held in Trust Account of approximately $2,087,000 and a change in fair value of derivative warrant liabilities of $6,375,000.

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

The Company will provide its holders of the outstanding Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of the RealWear Business Combination, or in the event the RealWear Business Combination is not completed, any subsequent business combination either (i) in connection with a stockholder meeting called to approve such business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a business combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the ASC 480.

Net Income per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the two-class method. At December 31, 2022, we had outstanding warrants to purchase up to 12,500,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income per common share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the year ended December 31, 2022 and period from February 16, 2021 (inception) through December 31, 2021. We have two classes of common shares, Class A common shares and Class B common shares. Earnings and losses are shared pro rata between the two classes of common shares.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal controls over financial reporting were effective as of December 31, 2022.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Report, our directors and officers are as set forth in the table below. There are no family relationships between any of our directors or senior management. There are no arrangements or understandings with major shareholders, customers, suppliers or others, pursuant to which any person referred to above was selected as a director or member of senior management. The Company is not aware of any agreements or arrangements between any director and any person or entity other than the Company relating to the compensation or other payments in connection with such director’s candidacy or service as a director of the Company. At the time of our Initial Public Offering, our Sponsor transferred 25,000 Founder Shares to each of our three independent directors.

Name	Age	Position
Michael Butler	62	Chairman of the Board
Jamie Boyd	47	Director, Chief Executive Officer and Chief Financial Officer
Edgar Lee	47	Director
Scott Prince	56	Director
Arun Venkatadri	41	Director

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

Edgar Lee has served as a director since the completion of the Initial Public Offering. Mr. Lee is the managing member of Sagent Group LLC, worked as a private investor from January 2020 to July 2022, and previously was a senior executive and Portfolio Manager for Oaktree Capital Management from July 2007 to January 2020. Mr. Lee currently serves on the board of directors of Healthy Spot Holdings, Neo Performance Materials (TSX: NEO) and Cloud5 Communications, and previously served on the board of directors of Oaktree Strategic Income II, Sorrento Therapeutics (Nasdaq: SRNE), Nine Entertainment (ASX: NEC) and Charter Communications (Nasdaq: CHTR). He received his B.A. in Economics from Swarthmore College and his MPP from Harvard University. We believe that Mr. Lee’s decades of experience investing in and advising companies in the technology, media and telecommunications industries qualify him to serve on our Board.

Scott Prince has served as a director since the completion of the Initial Public Offering. Mr. Prince has been Chief Executive Officer of AP Shale Logistics Holdco, an industrial logistics company, since February 2018; he also served as Chief Executive Officer of Takkion Holdings, a renewables logistics and services company, from January 2020 to June 2021, both of these companies are portfolio companies of funds managed by affiliates of Apollo Global Management, Inc. Mr. Prince currently serves as the Executive Chairman of Vallen Distribution Inc. Mr. Prince was previously President and Chief Executive Officer of Pilot Thomas Logistics and Maxum Petroleum from October 2013 to June 2017, and Operating Partner and Lead Director of Industrial Distribution Group from 2008 until 2013. Mr. Prince has previously served on the boards of several private distribution, logistics, infrastructure, and technology companies. Mr. Prince received his B.A. in Economics and his MBA from Vanderbilt University. We believe that Mr. Prince is qualified to serve on our Board due to his decades of M&A experience as well as his advisory and operating expertise.

Arun Venkatadri has served as a director since the completion of the Initial Public Offering. Mr. Venkatadri worked as a Staff Product Manager at Aurora in 2021. Prior to joining Aurora, Mr. Venkatadri was a Senior Product Manager at Uber ATG/ATC from January 2018 to January 2021, and a Product Manager at Lyft from January 2016 to November 2017. Mr. Venkatadri founded Interlake Ventures in December 2020, and has been an advisor for Buf since January 2020, an advisor at Bloomfield Robotics since January 2021, and a board observer at Gridwise since February 2021. He has also served as an Executive in Residence at Carnegie Mellon University’s School of Computer Science & Tepper School of Business since 2020. Mr. Venkatadri received his MSEE from Columbia University and his B.S. in engineering from SUNY Buffalo. We believe that Mr. Venkatadri’s extensive expertise in the areas of Automation, Data and Artificial Intelligence qualify him to serve on our Board.

Employees

Our executive officers are not obligated to devote any specific number of hours to our matters but intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time our executive officers will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

Audit Committee

Mr. Lee, Mr. Prince and Mr. Venkatadri serve as members of our audit committee, and Mr. Lee is the chair of the audit committee. All members of our audit committee are independent of and unaffiliated with our Sponsor and our underwriters.

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

Notwithstanding the foregoing, as indicated above, other than any potential advisory fees to Cascadia Capital for financial advisory services provided in connection with an initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid by us to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

We adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including to assist the board in:

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers and employees (our “Code of Ethics”). A copy of the Code of Ethics is available on our website. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or the Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Additionally, our Sponsor, directors and officers are not required to commit any specified amount of time to our affairs and are not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our Sponsor, Cascadia Capital, officers, directors and their respective affiliates may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures, even prior to us entering into a definitive agreement for our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. We do not believe, however, that any such potential conflicts or the time taken by our management team’s other duties would materially affect our ability to complete our initial business combination.

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

Cascadia Holdings is a member and affiliate of our Sponsor and is providing certain support services to us. Conflicts may arise from Cascadia Capital’s affiliation with us, and its provision of services both to us and to third-party clients. Cascadia Capital is often engaged as a financial advisor, or placement agent, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries. Clients generally require Cascadia Capital to act exclusively on their behalf and as a result and/or for other reasons, we may be precluded from attempting to acquire securities of the business being sold or otherwise participating as a buyer in the transaction. Alternatively, Cascadia Capital or another affiliate of our Sponsor, may be a financial advisor to a target business that we pursue a business combination with and Cascadia Capital or another affiliate of our Sponsor, may receive fees from the target business in connection with a business combination. Cascadia Capital also represents potential buyers’ businesses and may be incentivized or obligated to direct an opportunity to one of these buyers in lieu of us, thereby eliminating or reducing the investment opportunity available to us.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual or other obligations:

Individual	Entity	Entity’s Business	Affiliation
Michael Butler	Cascadia Capital	Investment Banking Firm	Chief Executive Officer and Co-founder
	Coldstream Capital Management Inc.	Wealth Management Firm	Director
	D4DT Inc.	Data Platform Company	Director
Jamie Boyd	Cascadia Capital	Investment Banking Firm	Managing Director
Edgar Lee	Neo Performance Materials	Industrial Materials	Director
	Cloud5 Communications	Communications	Director
	Healthy Spot Holdings	Retail	Director
	Sagent Group LLC	Investment Management	Managing Member
Scott Prince	AP Shale Logistics Holdco	Logistics	Chief Executive Officer
	Vallen Distribution Inc.	Industrial Distribution	Director
Arun Venkatadri	Aurora	Autonomous Vehicles	Staff Product Manager
	Carnegie Mellon University	University	Executive in Residence
	Extremis Ventures	Investments	Founder
	Buf	Technology	Advisor
	Gridwise	Technology	Advisor
	Bloomfeld Robotics	Technology	Advisor

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

•

Our initial stockholders purchased Founder Shares and Private Placement Warrants. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any Public Shares acquired by them in or after the Initial Public Offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property (the “Original Lock-Up Agreement”). Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the Founder Shares will be released from the lockup. Upon completion of the RealWear Business Combination, the Original Lock-Up Agreement will be superseded by the Lock-Up Agreement entered into in connection with the Business Combination Agreement, pursuant to which our initial stockholders and certain shareholders of RealWear agreed not to effect any transfer of Cascadia Shares for a period of 180 days following the closing of the Business Combination. Subject to certain limited exceptions, the Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

In the event that we submit the RealWear Business Combination or any other initial business combination to our public stockholders for a vote our initial stockholders have agreed to vote their Founder Shares, and they and the other members of our management team have agreed to vote any Founder Shares they hold and any shares purchased during or after the offering, and our anchor investors have agreed to vote any Founder Shares they hold, in favor of our initial business combination.

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

Other than the administrative fee of up to $10,000 per month through February 2022, and reimbursement of expenses and the potential payment of advisory fees to Cascadia Capital for financial advisory services provided in connection with an initial business combination, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive repayment of any loans from our Sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 21, 2023 by:

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

The beneficial ownership of our common stock is based on shares of common stock issued and outstanding as of March 21, 2023, consisting of 289,195 shares of Class A common stock and 3,750,000 shares of Class B common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES BENEFICIALLY OWNED (2)	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK (3)
Directors, executive officers and Founders
Cascadia Acquisition Sponsor LLC (our Sponsor)(4)	2,737,500	67.8%
Michael Butler	2,737,500	67.8%
Jamie Boyd	2,737,500	67.8%
Edgar Lee	25,000	*
Scott Prince	25,000	*
Arun Venkatadri	25,000	*
All executive officers and directors as a group (five individuals)	2,812,500	69.6%
Five Percent Holders
Castle Creek Arbitrage, LLC(5) 190 South LaSalle Street, Suite 3050 Chicago, IL 60603	1,485,000	(5)
Linden Capital L.P. (6) 150 N. Riverside Plaza, Suite 1500 Chicago, IL 60606	1,255,000	(6)
Radcliffe Capital Management, L.P. (7) 50 Monument Road, Suite 300 Bala Cynwyd, PA 19004	1,320,247	(7)
Polar Asset Management Partners Inc. (8) 16 York Street, Suite 2900 Toronto, ON, Canada M5J 0E6	1,435,000	(8)
Atalaya Capital Management LP (9) One Rockefeller Plaza, 32nd Floor New York, NY10020	1,083,889	(9)

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 1000 2nd Avenue Suite 1200, Seattle, Washington 98104.
(2)

Interests shown consist of Class A common stock and Class B common stock. Shares of Class B Common Stock will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one basis, subject to certain adjustments. This table does not reflect record or beneficial ownership of the 5,000,000 Private Placement Warrants as they are not exercisable within 60 days of March 31, 2023.

(3)	The following ownership percentages are based on 4,039,195 shares of Class A common stock and Class B common stock issued and outstanding as of March 21, 2023.
(4)

Cascadia Acquisition Sponsor LLC is the record holder of the Founder Shares reported herein. Mr. Butler and Mr. Boyd are each managers of Cascadia Acquisition Sponsor LLC. Each of Mr. Butler and Mr. Boyd has voting and investment discretion with respect to the common stock held of record by Cascadia Acquisition Sponsor LLC. Each of Mr. Butler and Mr. Boyd disclaims any beneficial ownership of any shares held by Cascadia Acquisition Sponsor LLC except to the extent of his ultimate pecuniary interest.

(5)

Based upon a Schedule 13G/A filed with the SEC on February 13, 2022 by Castle Creek Arbitrage, LLC, a Delaware limited liability company, Mr. Allan Weine, as the principal beneficial owner of Castle Creek Arbitrage, LLC, CC ARB West, LLC, a Delaware limited liability company, CC Arbitrage, Ltd., a Cayman Island Company, and Castle Creek SPAC Fund, LLC, a Delaware limited Liability Company (collectively, the “Castle Creek Parties”). The 13G/A reports shared voting and investment power with respect to 1,485,000 Public Shares by Castle Creek Arbitrage, LLC, shared voting and investment power with respect to 1,485,000 Public Shares by Mr. Weine, shared voting and investment power with respect to 566,528 Public Shares by CC ARB West, LLC, shared voting and investment power with respect to 217,552 Public Shares by CC Arbitrage, Ltd., and shared voting and investment power with respect to 700,920 Public Shares by Castle Creek SPAC Fund, LLC. The number of Public Shares held by the Castle Creek Parties is based on the number of shares held on December 31, 2022, which would not reflect any redemption of shares by the Castle Creek Parties in connection with the Extension or any other transactions after December 31, 2022. Accordingly, since the number of Public Shares held by the Castle Creek Parties on December 31, 2022 is in excess of the total number of Public Shares outstanding as of March 21, 2023, the ownership percentages have been omitted from the table as they would not accurately reflect the Castle Creek Parties’ current percentage ownership.

(6)

Based upon a Schedule 13G/A filed with the SEC on February 3, 2022 by Linden Capital L.P., a Bermuda limited partnership, Linden Advisors LP, a Delaware limited partnership, Linden GP LLC, a Delaware limited liability company, and Mr. Siu Min (Joe) Wong (collectively, the “Linden Capital Parties”). Each of the aforementioned Linden Capital Parties share voting and investment control and may be deemed to beneficially own 1,255,000 shares of Class A Common Stock. The number of Public Shares held by the Linden Capital Parties is based on the number of shares held on December 31, 2022, which would not reflect any redemption of shares by the Linden Capital Parties in connection with the Extension or any other transactions after December 31, 2022. Accordingly, since the number of Public Shares held by the Linden Capital Parties on December 31, 2022 is in excess of the total number of Public Shares outstanding as of March 21, 2023, the ownership percentages have been omitted from the table as they would not accurately reflect the Linden Capital Parties’ current percentage ownership.

(7)

Based upon a Schedule 13G/A filed with the SEC on February 14, 2022 by Radcliffe Capital Management, L.P. RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., and Radcliffe SPAC GP, LLC (collectively, the “Radcliffe Parties”). Each of the aforementioned Radcliffe Parties share voting and investment control and may be deemed to beneficially own 1,320,247 shares of Class A Common Stock. The number of Public Shares held by the Radcliffe Parties is based on the number of shares held on December 31, 2022, which would not reflect any redemption of shares by the Radcliffe Parties in connection with the Extension or any other transactions after December 31, 2022. Accordingly, since the number of Public Shares held by the Radcliffe Parties on December 31, 2022 is in excess of the total number of Public Shares outstanding as of March 21, 2023, the ownership percentages have been omitted from the table as they would not accurately reflect the Radcliffe Parties’ current percentage ownership.

(8)

Based upon a Schedule 13G/A filed with the SEC on February 9, 2022 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (“Polar”), which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to Public Shares directly held by PMSMF. The 13G/A reports shared voting and investment power with respect to 1,435,000 Public Shares by Polar. The number of Public Shares held by Polar is based on the number of shares held on December 31, 2022, which would not reflect any redemption of shares by Polar in connection with the Extension or any other transactions after December 31, 2022. Accordingly, since the number of Public Shares held by Polar on December 31, 2022 is in excess of the total number of Public Shares outstanding as of March 21, 2023, the ownership percentages have been omitted from the table as they would not accurately reflect Polar’s current percentage ownership.

(9)

Based upon a Schedule 13G/A filed with the SEC on February 14, 2022 by Atalaya Special Purpose Investment Fund II LP (“ASPIF II”), ACM ASOF VII (Cayman) Holdco LP (“ASOF”), ACM Alameda Special Purpose Investment Fund II LP (“Alameda”), ACM Alamosa (Cayman) Holdco LP (“Alamosa”), Atalaya Capital Management LP (“ACM”), Corbin ERISA Opportunity Fund, Ltd. (“CEOF”), Corbin Capital Partners GP, LLC (“Corbin GP”), and Corbin Capital Partners, L.P. (“CCP”) (collectively, the “ASPIF Parties”). The 13G/A reports shared voting and investment power with respect to 198,252 Public Shares by ASPIF II, shared voting and investment power with respect to 278,134 Public Shares by ASOF, shared voting and investment power with respect to 174,492 Public Shares by Alameda, shared voting and investment power with respect to 154,870 Public Shares by Alamosa, shared voting and investment power with respect to 1,083,889 Public Shares by ACM, shared voting and investment power with respect to 278,141 Public Shares by CEOF, shared voting and investment power with respect to 278,141 Public Shares by Corbin GP, and shared voting and investment power with respect to 278,141 Public Shares by CCP. The number of Public Shares held by the ASPIF Parties is based on the number of shares held on December 31, 2022, which would not reflect any redemption of shares by the ASPIF Parties in connection with the Extension or any other transactions after December 31, 2022. Accordingly, since the number of Public Shares held by the ASPIF Parties on December 31, 2022 is in excess of the total number of Public Shares outstanding as of March 21, 2023, the ownership percentages have been omitted from the table as they would not accurately reflect the ASPIF Parties’ current percentage ownership.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Assignment of Founder Shares

On February 22, 2021, the Sponsor paid $25,000 in consideration for 4,312,500 Founder Shares, including an aggregate of up to 562,500 Founder Shares subject to forfeiture by the Sponsor if the underwriters’ over-allotment were not exercised. On August 26, 2021, the Sponsor assigned 75,000 of its Founder Shares to three directors (25,000 shares each) of the Company that will automatically convert to Class A common shares upon the consummation of the initial business combination. In addition, the Sponsor sold an aggregate of 937,500 of is Founder Shares to 23 anchor investors in connection with the Initial Public Offering. The underwriter’s over-allotment option expired unexercised on October 9, 2021, and as a result, 562,500 Founder Shares were forfeited. As of December 31, 2022, there were 3,750,000 Founder Shares outstanding.

Our initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares, with the exception of transferring, assigning or selling any such Founder Shares to the Company’s directors, officers, and certain other permitted transferees, until the earlier to occur of: (A) one year after the completion of a business combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the business combination, the Founder Shares will be released from the lock-up. Upon completion of the RealWear Business Combination, the Original Lock-Up Agreement will be superseded by the Lock-Up Agreement entered into in connection with the Business Combination Agreement, pursuant to which our initial stockholders and certain shareholders of RealWear agreed not to effect any transfer of Cascadia Shares for a period of 180 days following the closing of the Business Combination.

Private Placement

Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $5,000,000. On October 9, 2021, the underwriter’s over-allotment option expired unexercised. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

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

On September 1, 2022, the Sponsor agreed to loan the Company an aggregate of up to $350,000 to cover expenses, pursuant to an unsecured promissory note (the “Second Note”). Amounts outstanding under the Second Note bear interest at a rate of 3.05% per annum and are due upon demand. As of December 31, 2022, there was $221,785 outstanding under the Second Note.

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

Director Independence

Our board of directors has determined that each of Mr. Lee, Mr. Prince and Mr. Venkatadri is an “independent director” under applicable SEC rules and Nasdaq listing standards. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm, Grant Thornton LLP, for the last two fiscal years include:

	For the Year ended December 31, 2021	For the Year ended December 31, 2022
Audit Fees(1)	$82,220	$87,450
Audit-Related Fees(2)	—	—
Tax Fees(3)	13,395	14,031
All Other Fees(4)	—	—
Total	$95,615	$101,481

(1) Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton in connection with statutory and regulatory filings.

(2) Audit-Related Fees. Audit-related services consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grant Thornton for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022.

(3) Tax Fees. Tax fees consist of fees for professional services relating to tax compliance, tax planning and tax advice. We did not pay Grant Thornton for tax planning and tax advice for the year ended December 31, 2022.

(4) All Other Fees. We did not pay Grant Thornton for other services for the year ended December 31, 2022.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our Initial Public Offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by Grant Thornton set forth above for 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

b.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Business Combination Agreement, dated as of February 5, 2023, by and among the Company, CAC MergerSub, Inc., and RealWear, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on February 6, 2023).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258515) filed on August 5, 2021).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated February 27, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on February 28, 2023).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-258515) filed on August 5, 2021),

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258515) filed on August 5, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-258515) filed on August 5, 2021).

4.4	Warrant Agreement, dated August 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

4.5	Description of Securities.*

10.1	Letter Agreement, dated August 25, 2021, by and among the Company, its officers and directors and the Sponsor, Cascadia Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

10.2	Investment Management Trust Agreement, dated August 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

10.3	Registration Rights Agreement, dated August 25, 2021, by and between the Company, the Sponsor and the holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

10.4	Private Placement Warrants Purchase Agreement, dated August 25, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

10.5	Services Agreement, dated August 25, 2021, by and between the Company and Cascadia Capital holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021)

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-258515) filed on August 5, 2021).

10.7	Promissory Note dated February 16, 2021 issued to Cascadia Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-258515) filed on August 5, 2021).

10.8	Securities Subscription Agreement between the Company and Cascadia Acquisition Sponsor, LLC. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-258515) filed on August 5, 2021).

10.9	Sponsor Letter Agreement, dated as of February 5, 2023, by and among Cascadia Acquisition Corp., the Sponsor, RealWear, Inc., and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on February 6, 2023).

10.10	Form of Transaction Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on February 6, 2023).

10.11	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on February 6, 2023).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.*

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cascadia Acquisition Corp.

Date: March 31, 2023	By:	/s/ Jamie Boyd
Name: Jamie Boyd
Title: Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Butler	Chairman of the Board	March 31, 2023
Michael Butler

/s/ Jamie Boyd	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2023
Jamie Boyd	(Principal Executive Officer and Principal Accounting Officer)

/s/ Edgar Lee	Director	March 31, 2023
Edgar Lee

/s/ Scott Prince	Director	March 31, 2023
Scott Prince

/s/ Arun Venkatadri	Director	March 31, 2023
Arun Venkatadri

CASCADIA ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 248)	F-2
Financial Statements: Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and period from February 16, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Redeemable Class A Common Stock and Stockholders’ Equity (Deficit) for the year ended December 31, 2022 and period from February 16, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and period from February 16, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Cascadia Acquisition Corp.
Opinion on the financial statements
We have audited the accompanying balance sheets of Cascadia Acquisition Corp., a Delaware corporation (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in redeemable Class A common stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022 and for the period from February 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for the upcoming year. These conditions, along with other matters set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining
, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide
a
reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 31, 2023

CASCADIA ACQUISITION CORP.
BALANCE SHEETS
DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash	$329,361	$650,409
Prepaid expenses	290,478	698,366

Total current assets	619,839	1,348,775
Investments Held in Trust Account	151,772,731	150,001,689

Total assets	$152,392,570	$151,350,464

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accrued expenses	$152,852	$86,813
Accrued offering costs	250,000	250,000
Franchise tax payable	58,066	174,845
Income tax payable	360,000	—
Note payable	221,785	—

Total current liabilities	1,042,703	511,658

Non-current liabilities
Deferred underwriter fee payable	5,250,000	5,250,000
Warrant liability	125,000	6,500,000

Total non-current liabilities	5,375,000	11,750,000

Total liabilities	6,417,703	12,261,658

Commitments and contingencies
Redeemable Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 15,000,000 shares issued and outstanding subject to possible redemption, at redemption value	151,354,665	150,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, excluding 15,000,000 shares subject to possible redemption	—	—
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 3,750,000 issued and outstanding	375	375
Additional paid-in capital	—	—
Accumulated deficit	(5,380,173)	(10,911,569)

Total Stockholders’ Deficit	(5,379,798)	(10,911,194)

Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$152,392,570	$151,350,464

The accompanying notes are an integral part of the financial statements.

CASCADIA ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM FEBRUARY 16, 2021
(INCEPTION) THROUGH DECEMBER 31, 2021

	For the Year Ended December 31, 2022	For the Period From February 16, 2021 (inception) through December 31, 2021

General and administrative expenses	$1,015,713	$394,712
Franchise tax expense	200,000	174,845

Loss from operations	(1,215,713)	(569,557)

Other income (expense)
Interest earned on marketable securities held in Trust Account	2,086,774	1,689
Change in fair value of warrant liabilities	6,375,000	2,800,000
Offering costs associated with warrant liabilities	—	(326,718)

Other income, net	8,461,774	2,474,971

Net income before provision for income taxes	7,246,061	1,905,414
Provision for income taxes	(360,000)	—

Net income allocable to common stockholders	$6,886,061	$1,905,414

Weighted average of shares outstanding of Class A redeemable common shares, basic and diluted	15,000,000	15,000,000

Basic and diluted net income (loss) per share, Class A redeemable common shares	$0.29	$(0.65)

Weighted average of shares of Class B non-redeemable common shares	3,750,000	3,750,000

Basic and diluted net income (loss) per share, Class B non-redeemable common shares	$0.29	$(0.65)

The accompanying notes are an integral part of the financial statements.

CASCADIA ACQUISITION CORP.
STATEMENT OF CHANGES IN REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’
EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM FEBRUARY 16, 2021
(INCEPTION) THROUGH DECEMBER 31, 2021

			Stockholders’ Equity (Deficit)
	Redeemable Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity (deficit)
	Shares	Amount	Shares	Amount

Balance, February 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	15,000,000	140,700,000	—	—	—	—	—
Offering costs	—	(8,541,608)	—	—	—	—	—
Private placement of warrants, includes excess cash received of $1,250,000 over the fair value at issuance date of August 30, 2021	—	3,750,000	—	—	1,250,000	—	1,250,000
Forfeiture of Class B shares due to non-exercise of over-allotment option	—	—	(562,500)	(56)	—	56	—
Deemed dividend to Class A Stockholders	—	14,091,608	—	—	(1,274,569)	(12,817,039)	(14,091,608)
Net income	—	—	—	—	—	1,905,414	1,905,414

Balance, December 31, 2021	15,000,000	$150,000,000	3,750,000	$375	$—	$(10,911,569)	$(10,911,194)

			Stockholders’ Equity (Deficit)
	Redeemable Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity (deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2021	15,000,000	$150,000,000	3,750,000	$375	$—	$(10,911,569)	$(10,911,194)
Accretion for Class A Common Stock Subject to Redemption	—	$1,354,665	—	—	—	(1,354,665)	(1,354,665)
Net income	—	—	—	—	—	6,886,061	6,886,061

Balance, December 31, 2022	15,000,000	$151,354,665	3,750,000	$375	$—	$(5,380,173)	$(5,379,798)

The accompanying notes are an integral part of the financial statements.

CASCADIA ACQUISITION CORP. STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM FEBRUARY 16, 2021
(INCEPTION) THROUGH DECEMBER 31, 2021

			For the Period From
	For the Year Ended December 31, 2022		February 16, 2021 (inception) through December 31, 2021

Cash Flows from Operating Activities
Net income		$6,886,061	$1,905,414
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities used in operating activities		(2,086,774)	(1,689)
Change in fair value of derivative warrant liabilities		(6,375,000)	(2,800,000)
Offering costs associated with derivative warrant liabilities		—	326,718
Changes in operating assets and liabilities:
Prepaid expenses		407,888	(698,366)
Accrued expenses		66,039	86,813
Income tax payable		360,000	—
Franchise tax payable		(116,779)	174,845

Net cash used in operating activities		(858,565)	(1,006,265)

Cash Flows from Investing Activities
Purchases of marketable securities in Trust Account		—	(150,000,000)
Withdrawal from Investment held in trust account to pay taxes		315,732

Net cash provided by (used in) investing activities		315,732	(150,000,000)

Cash Flows from Financing Activities
Proceeds from note payable		221,785	—
Proceeds from issuance of Class B common stock to Sponsor		—	25,000
Proceeds from Sponsor note		—	123,795
Repayment of Sponsor note		—	(123,795)
Proceeds received from initial public offering, gross		—	150,000,000
Proceeds received from private placement		—	5,000,000
Offering costs paid		—	(3,368,326)

Net cash provided by financing activities		221,785	151,656,674

Net (decrease) increase in cash		(321,048)	650,409

Cash - Beginning of period		650,409	—

Cash - End of period		$329,361	$650,409

Supplemental disclosures of non-cash activities:
Offering costs included in accrued offering costs	$		$250,000

Deferred underwriting commissions		$—	$5,250,000

Accretion of Class A common stock subject to possible redemption		$1,354,665	$—

Deemed dividend to Class A stockholders		$—	$14,091,608

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Cascadia Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 16, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more businesses (the “Initial Business Combination” or “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company has focused on sourcing business combination opportunities in industry sectors that are being fundamentally reshaped by the introduction of advanced technologies, such as robotics, automation, and artificial intelligence (“RAAI”), commonly referred to as “Industry 4.0.” In addition to RAAI, which has been a key theme and focus in the Company’s search for business combination opportunities, the Company has utilized the experience and relationship networks of its management team and board of directors to identify and source attractive and high growth opportunities in the environmental, social and governance, and specifically, the sustainability arena.
As of December 31, 2022, the Company had not commenced operations. All activity for the year ended December 31, 2022 and period from February 16, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will generate non-operating
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Nasdaq rules provide that the Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the Trust Account (excluding deferred underwriting costs and taxes payable on the income earned on the Trust Account) at the time of the signing of a definitive agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

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
(“ASC 480”).
If the Company seeks stockholder approval, the Company will only proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.
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
The Company will have until August 31, 2023 to complete a Business Combination (the “Combination Period”). On February 22, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the Combination Period for 6 months, from February 28, 2023 to August 31, 2023 (the “Extended Combination Period”). If the Company is unable to complete a Business Combination within the Extended Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Extended Combination Period.

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
Liquidity and Capital Resources, and Going Concern
As of December 31, 2022, the Company had $329,361 of cash in its operating bank account and $1,042,703 in current liabilities.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and promissory note from the Sponsor (as defined in Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement

and a loan from the Sponsor pursuant to the Second Note.
Based on the foregoing, the Company does not believe that it has sufficient liquidity, through funds held outside of the Trust Account, to meet its current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of December 31, 2022 and 2021, there were no outstanding Working Capital Loans and there was
$221,785 and $0 outstanding under a
loan from
the Sponsor
 pursuant to the Second Note
, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date of the financial statements. Management plans to address this uncertainty through Working Capital Loans, and through consummation of a Business Combination. There is no assurance that Working Capital Loans will be available to the Company or that the Company’s plans to consummate a Business Combination will be successful.
Furthermore, if the Company is unable to complete a Business Combination within the Extended Combination Period, the Company will cease all operations except for the purpose of liquidation.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of December 31, 2022 and 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in the money market mutual fund are presented on the balance sheets at fair value at the end the reporting periods. Gains and losses resulting from the change in fair value of these securities is included in interest income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—
Expenses of Offering
. Offering costs consist of legal and other expenses incurred through the balance sheet dates that are directly related to the Initial Public Offering. Offering costs are charged against the carrying value of Class A common stock or the statements of operations based on the relative value of the Class A common stock and the Warrants, as described below, to the proceeds received from the Units sold upon the completion of the Initial Public Offering.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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
As discussed in Note 3, all of the 15,000,000 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provided, prior to the implementation of the Charter Amendment, that the Company would not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. Accordingly, as of December 31, 2022 and 2021, 15,000,000 shares of Class A common stock subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
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
, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under ASC Topic 820,
Fair Value Measurement
, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal depository insurance coverage of $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. At December 31, 2022 and 2021, the Company had outstanding warrants to purchase up to 12,500,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A redeemable common shares is calculated by dividing the net earnings (interest income earned on the Trust Account less funds released to pay taxes) during the reporting period by the weighted average number of Class A redeemable common shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable
common shares is calculated by dividing the net income (loss), adjusted for net earnings, as described above, attributable to Class A redeemable common shares during the reporting period, by the weighted average number of Class B non-redeemable
common shares outstanding for the period. Class B
non-redeemable
common shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account less amounts to be paid for taxes, including franchise taxes, however such taxes cannot exceed the inter
e
st income earned on the Trust Account for purposes of the allocation. At December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, net income (loss) per share is the same as basic net income (loss) per share.
As of December 31, 2022 and 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the year ended December 31, 2022 and period from February 16, 2021 (inception) through December 31, 2021, earnings and losses are allocated pro rata between the two classes of common shares as follows:

	For the year ended December 31, 2022		For the period from February 16, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$4,287,430	$1,071,857	$(9,748,617)	$(2,437,577)
Denominator:
Basic and diluted weighted average common shares outstanding	15,000,000	3,750,000	15,000,000	3,750,000
Basic and diluted net income (loss) per common share	$0.29	$0.29	$(0.65)	$(0.65)
NOTE 3. INITIAL PUBLIC OFFERING
On August 30, 2021, the Company consummated its Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit consisted of one share of the Company’s Class A common stock, $0.0001 par value, and one-half
o
f
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
The Sponsor has agreed, pursuant to the Original
Lock-Up
Agreement, not to transfer, assign or sell any of its Founder Shares, with the exception of transferring, assigning or selling its Founder Shares to members of the Company’s board of directors and management team, until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.
Upon completion of the Business Combination with RealWear, Inc., the Original
Lock-Up
Agreement will be superseded by the
Lock-Up
Agreement entered into in connection with the Business Combination Agreement (as defined below), pursuant to which our initial stockholders and certain shareholders of RealWear agreed not to effect any transfer of the Company’s stock for a period of 180 days following the closing of such Business Combination.
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

NOTE 5. RELATED-PARTY TRANSACTIONS (cont.)

Promissory Note – Related Party
On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest
bearing and was payable on the earlier of September 30, 2021, or (ii) the date on which the Company consummated an Initial Public Offering. The Company borrowed $123,795 under the Promissory Note and repaid the Promissory Note on August 30, 2021, with proceeds from the Initial Public Offering. There was no balance under the Promissory Note at December 31, 2022 and 2021.
On September 1, 2022, the Sponsor agreed to loan the Company an aggregate of up to $350,000 for working capital pursuant to an unsecured promissory note (the “Second Note”). Amounts outstanding under the Second Note bear interest at a rate of 3.05% per annum and are due upon demand. As of December 31, 2022 and 2021, there was $221,785 and $0 outstanding under the Second Note, which is included in “Note Payable” in the accompanying balance sheets.
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
During the year ended December 31, 2022 and period from February 16, 2021 (Inception) through December 31, 2021, the Company incurred $20,000 and $40,000 of services agreement expenses, respectively, which are included in “General and administrative expenses” in the accompanying statements of operations.
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

NOTE 6. COMMITMENTS AND CONTINGENCIES (cont.)

The underwriter received a cash underwriting discount of $0.55 per Unit, or $8,250,000 in the aggregate of which $3,000,000 was paid upon the closing of the Initial Public Offering. The representative of the underwriter has agreed to defer underwriting commissions of 3.5% of the gross proceeds of the Initial Public Offering. Upon and concurrently with the completion of our initial business combination, $5,250,000, which constitutes the underwriter’s deferred commissions will be paid to the underwriter from the funds held in the Trust Account.
NOTE 7. REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred stock
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 15,000,000 shares of Class A common stock issued and outstanding that are subject to possible redemption.
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
Prior to the implementation of the Charter Amendment, the Company’s amended and restated certificate of incorporation provided that in no event will the Company redeem its Class A common stock in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 (as prescribed by exchange listing standards). In addition, the proposed Initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration the Company would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to the Company, the Company will not complete the Initial Business Combination or redeem any shares in connection with such Initial Business Combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 3,750,000 shares of Class B common stock issued and outstanding. The underwriter’s waived the election to exercise its over-allotment option on October 11, 2021, and as a result, 562,500 shares of Class B common stock were forfeited.
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
The shares of Class B common stock will automatically convert into shares of Class A common stock upon the consummation of a Business Combination on a one-for-one
basis, subject to adjustment pursuant to certain anti-dilution rights (such automatic conversion, the “Anti-Dilution Adjustment”). In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any

NOTE 7. REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY (cont.)

shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis. Holders of the Company’s Founder Shares waived the Anti-Dilution Adjustment with respect to any shares issued in connection with the consummation of the RealWear Business Combination.
NOTE 8. WARRANT LIABILITY
As of December 31, 2022 and 2021, the Company had 7,500,000 Public Warrants and 5,000,000 Private Placement Warrants outstanding in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statements of operations.
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

NOTE 8. WARRANT LIABILITY (cont.)

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

NOTE 9. FAIR VALUE MEASUREMENTS
At December 31, 2022 and 2021, assets held in the Trust Account were comprised of $151,772,731 and $150,001,689, respectively, in U.S. treasury bills and a money market
mutual
fund

which are invested in U.S. Treasury Securities. During the year ended December 31, 2022, the U.S. treasury bills held at December 31, 2021 matured, for which the proceeds were used to acquire U.S. treasury notes. The U.S. treasury notes also matured during the year ended December 31, 2022 and were used to acquire a money market
mutual
 fund
. At December 31, 2022, assets held in the Trust Account were comprised of $151,772,731, in a money market
mutual
fund

which are invested in U.S. Treasury Securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Investments held in Trust Account – BLACKROCK LIQ TREASURY TR INST		$151,722,731	$—	$—
Liabilities:
Public Warrants		$75,000	$—	$—
Private Placement Warrants	$		$50,000	$—
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
Transfer to/from Levels 1, 2, and 3 are recognized at the beginning of the quarter in which the transfer occurred. There were no transfers between levels of the hierarchy for the year ended December 31, 2022 and period from February 16, 2021 (inception) through December 31, 2021. The Public Warrants are classified as Level 1 as they are separately listed and traded in an active market during the periods. The Private Placement Warrants are classified as Level 2 as all of the significant inputs to the valuation model used to estimate the fair value of the Private Placement Warrants became directly or indirectly observable from the listed Public Warrants.
Level 1 assets include investments in U.S. treasury bills and notes, and a money market mutual fund.

NOTE 9. FAIR VALUE MEASUREMENTS (cont.)

For the year ended December 31, 2022 and period from February 16, 2021 (inception) through December 31, 2021, the Company recognized an unrealized gain in the statements of operations resulting from a decrease in the fair value of the warrant liability of $6.375 million and $2.8 million, respectively.
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
The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public Warra nts and
Private Placement Warrants, as applicable, at their initial fair value on August 30, 2021:

Inputs	Public Warrants	Private Placement Warrants

Exercise price	$11.50	$11.50
Stock price at issuance date	$9.49	$9.49
Expected term (years)	6.00	6.00
Probability of acquisition	90.00%	90.00%
Volatility	10% pre-merger and 15% post-merger	14.4%
Risk-free rate	0.92%	0.92%
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

NOTE 10. INCOME TAXES
The Company did not have any significant deferred tax assets or liabilities as of December 31, 2022 and 2021. The income tax provision consists of the following:

	December 31, 2022	December 31, 2021
Federal:
Current	$360,000	$—
Deferred	176,938	119,252
State:
Current	—	—
Deferred	—	—
Change in valuation allowance	(176,938)	(119,252)

Income tax provision	$360,000	$—

As of December 31, 2022 and 2021, the Company has $0 and $173,156, respectively, of U.S. federal net operating loss carryovers, which don’t expire, and no state net operating loss carryovers available to offset future taxable income.
As of December 31, 2022 and 2021, income taxes payable amounted to $360,000 and $0, respectively, and is included in Income tax payable on the accompanying balance sheets.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and period from February 16, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $176,938 and $119,252, respectively.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021, are as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liability	(18.5)%	(30.9)%
Transaction costs allocated to warrant liability	—%	3.6%
Change in valuation allowance	2.5%	6.3%

Income tax provision	5.0%	—%

The Company’s net deferred tax assets at December 31, 2022 and 2021, are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset	$296,190	$82,890
Organizational costs/Startup expenses	—	36,362

Federal net operating loss	—	—
Total deferred tax asset	296,190	119,252
Valuation allowance	(296,190)	(119,252)

Deferred tax asset, net of allowance	$—	$—

NOTE 10. INCOME TAXES (cont.)

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted in Note 1 and as described below.
On February 5, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”), by and among the Company, CAC MergerSub, Inc., a Washington corporation (“Merger Sub”), and RealWear, Inc., a Washington corporation (“RealWear”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into RealWear, with RealWear surviving as a wholly-owned subsidiary of the Company (the “Merger”). The terms of the Business Combination Agreement, containing customary representation and warranties, covenants, closing conditions and other terms relating to the Merger are summarized in the Company’s Current Reports on Form
8-K
filed with the SEC on February 6, 2023.
On February 22, 2023, in connection with the Special Meeting and Charter Amendment, 14,710,805 shares of the Company’s Class A common stock were tendered for redemption for $148,710,711.