Form 10-Q
period 2023-03-31
Cascadia Acquisition Corp.
filed 2023-05-15
CIK 1846968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023

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
of the Exchange Act).     Yes  ☒    No  ☐
As of May 12, 2023, 289,195 shares of Class A common stock, par value $0.0001 per share, and 3,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

CASCADIA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

Page

Part I. Financial Information	1

Item 1. Financial Statements (unaudited)	1

Unaudited Condensed Balance Sheets	1

Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2023 and 2022	2

Unaudited Condensed Statements of Changes in Redeemable Class A Common Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2023 and 2022	3

Unaudited Condensed Statements of Cash Flows	4

Notes to Unaudited Financial Statements for the Three Months Ended March 31, 2023 and 2022	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22

Item 4. Controls and Procedures	22

Part II. Other Information	23

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Mine Safety Disclosures	23

Item 5. Other Information	23

Item 6. Exhibits	24

Part III. Signatures	25

i

PART
I-FINANCIAL
INFORMATION
Item 1. Interim Financial Statements.
CAS
CAD
IA ACQUI
SITIO
N CORP.
CONDENSED BALANCE SHEETS
MARCH 31, 2023 AND DECEMBER 31, 2022

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$534,812	$329,361
Prepaid expenses	188,506	290,478

Total current assets	723,318	619,839
Investments Held in Trust Account	3,990,805	151,772,731

Total assets	$4,714,123	$152,392,570

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accrued expenses	$1,521,388	$152,852
Accrued offering costs	250,000	250,000
Franchise tax payable	13,000	58,066
Income tax payable	641,000	360,000
Interest payable	1,678	—
Note payable	221,785	221,785

Total current liabilities	2,648,851	1,042,703

Non-current liabilities
Deferred underwriter fee payable	5,250,000	5,250,000
Warrant liability	1,150,000	125,000

Total non-current liabilities	6,400,000	5,375,000

Total liabilities	9,048,851	6,417,703

Commitments and contingencies
Redeemable Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 289,195 and 15,000,000 shares issued and outstanding, respectively, subject to possible redemption, at redemption value	3,696,806	151,354,665

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, excluding 289,195 and 15,000,000 shares subject to possible redemption, respectively	—	—
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 3,750,000 issued and outstanding	375	375
Accumulated deficit	(8,031,909)	(5,380,173)

Total Stockholders’ Deficit	(8,031,534)	(5,379,798)

Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$4,714,123	$152,392,570

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASCADIA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three Months Ended March 31,
	2023	2022
General and administrative expenses	$1,613,261	$279,613
Franchise tax expense	15,148	50,000

Loss from operations	(1,628,409)	(329,613)

Other income (expense)
Unrealized gain on investments held in Trust Account	—	21,004
Interest earned on marketable securities held in Trust Account	1,337,203	—
Interest expense	(1,678)	—
Change in fair value of warrant liabilities	(1,025,000)	2,075,000

Other income, net	310,525	2,096,004

Net (loss) income before provision for income taxes	$(1,317,884)	1,766,391
Provision for income taxes	(281,000)	—

Net (loss) income allocable to common stockholders	$(1,598,884)	$1,766,391

Weighted average of shares outstanding of Class A redeemable common shares, basic and diluted	8,952,225	15,000,000

Basic and diluted net (loss) income per share, Class A redeemable common shares	$(0.21)	$0.09

Weighted average of shares of Class B non-redeemable common shares	3,750,000	3,750,000

Basic and diluted net (loss) income per share, Class B non-redeemable common shares	$(0.21)	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASCADIA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CL
ASS
A CO
MM
ON STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

			Stockholders’ Equity (Deficit)
	Redeemable Class A Common Stock		Class B Common Stock		Accumulated deficit	Total stockholder’s equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	15,000,000	$150,000,000	3,750,000	$375	$(10,911,569)	$(10,911,194)
Net income	—	—	—	—	1,766,391	1,766,391

Balance, March 31, 2022	15,000,000	$150,000,000	3,750,000	$375	$(9,145,178)	$(9,144,803)

			Stockholders’ Equity (Deficit)
	Redeemable Class A Common Stock		Class B Common Stock		Accumulated deficit	Total stockholder’s equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	15,000,000	$151,354,665	3,750,000	$375	$(5,380,173)	$(5,379,798)
Accretion for Class A Common Stock Subject to Redemption	—	1,052,852	—	—	(1,052,852)	(1,052,852)
Class A Common Stock Redemptions	(14,710,805)	(148,710,711)	—	—	—	—
Net loss	—	—	—	—	(1,598,884)	(1,598,884)

Balance, March 31, 2023	289,195	$3,696,806	3,750,000	$375	$(8,031,909)	$(8,031,534)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASCADIA ACQUISITION CORP.
COND
ENSE
D STATEMENTS OF C
AS
H FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net (loss) income	$(1,598,884)	$1,766,391
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities	(1,337,203)	—
Unrealized gain on investments held in Trust Account	—	(21,004)
Change in fair value of derivative warrant liabilities	1,025,000	(2,075,000)
Changes in operating assets and liabilities:
Prepaid expenses	101,972	101,972
Accrued expenses	1,368,536	(66,313)
Interest payable	1,678	—
Income tax payable	281,000	—
Franchise tax payable	(45,066)	(124,845)

Net cash used in operating activities	(202,967)	(418,799)

Cash Flows from Investing Activities
Withdrawal from the money market mutual fund for redemptions and taxes	149,119,129	—

Net cash provided by investing activities	149,119,129	—

Cash Flows from Financing Activities
Payment of Class A redemptions	(148,710,711)	—

Net cash used in financing activities	(148,710,711)	—

Net increase (decrease) in cash	205,451	(418,799)

Cash - Beginning of period	329,361	650,409

Cash - End of period	$534,812	$231,610

Supplemental disclosures of non-cash activities:
Accretion of Class A common stock subject to possible redemption	$1,052,852	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASCADIA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Cascadia Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 16, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more businesses (the “Initial Business Combination” or “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company has focused on sourcing business combination opportunities in industry sectors that are being fundamentally reshaped by the introduction of advanced technologies, such as robotics, automation, and artificial intelligence (“RAAI”), commonly referred to as “Industry 4.0.” In addition to RAAI, which has been a key theme and focus in its search for a business combination opportunity, the Company has utilized the experience and relationship networks of its management team and board of directors to identify and review attractive and high growth opportunities in the environmental, social and governance, and specifically, the sustainability arena.
As of March 31, 2023, the Company had not commenced operations. All activity for the period from February 16, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, our search for, evaluation of and negotiations in connection with prospective Business Combination opportunities. The Company will generate non-operating
income in the form of dividend and interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Cascadia Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 25, 2021. On August 30, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of the Class A common stock included in the Units offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs of $8,830,225 of which $5,250,000 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a
45-day
option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over- allotments, if any. On October 11, 2021, the underwriter waived the election to exercise its over-allotment option.
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
(“ASC 480”).
If the Company seeks stockholder approval of its initial Business Combination, the Company will only proceed with such Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.
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
The Company will have until August 31, 2023 to complete a Business Combination (the “Combination Period”). On February 22, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to, among other things, extend the Combination Period for 6 months to August 31, 2023 (the “Extended Combination Period”). In connection with the approval and filing of the Charter Amendment, on February 22, 2023, the holders of 14,710,805 of Class A common shares redeemed their shares at the redemption price of approximately $10.11 per share. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. The Sponsor will not be responsible to the extent of any liability for claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest, cause of action or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources, and Going Concern
As of March 31, 2023, the Company had $534,812 of cash in its operating bank account and $2,648,851 in current liabilities.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for the issuance of Founder Shares (as defined in Note 5), and promissory note from the Sponsor (as defined in Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement and a loan from the Sponsor.
Based on the foregoing, the Company does not believe that it has sufficient liquidity, through funds held outside of the Trust Account, to meet its current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of March 31, 2023 and December 31, 2022, there were no outstanding Working Capital Loans and there was $221,785 outstanding under a loan from the Sponsor. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date of the financial statements. Management plans to address this uncertainty through Working Capital Loans, and through consummation of a Business Combination. There is no assurance that Working Capital Loans will be available to the Company or that the Company’s plans to consummate a Business Combination will be successful.
Furthermore, if the Company is unable to complete a Business Combination within the Extended Combination Period, the Company will cease all operations except for the purpose of liquidation.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited
condensed
financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the interim unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.
The accompanying interim unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022 as filed with the SEC on March 31, 2023.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of March 31, 2023 or December 31, 2022.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the balance sheet at fair value at the end the reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the acco
m
panying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

As discussed in Note 3, all of the 15,000,000 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provided, prior to the implementation of the Charter Amendment, that the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of Marc
h
 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
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
Recent Accounting Standards
In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13,
Financial Instruments – Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments
(“ASU 2016-13”). This update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash accou nt in
a financial institution, which, at times, may exceed the Federal depository insurance coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. At March 31, 2023 and December 31, 2022, the Company had outstanding warrants to purchase up to 12,500,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A redeemable common shares is calculated by dividing the net earnings (interest income earned on the Trust Account less funds released to pay taxes) during the reporting period by the weighted average number of Class A redeemable common shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable
common shares is calculated by dividing the net income (loss), adjusted for net earnings, as described above, attributable to Class A redeemable common shares during the reporting period, by the weighted average number of Class B non-redeemable
common shares outstanding for the period. Class B
non-redeemable
common shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account less amounts to be paid for taxes, including franchise taxes, however such taxes cannot exceed the interest income earned on the Trust Account for purposes of the allocation. At March 31, 2023 and December 31, 2022, the Company did not have any diluted securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, net income (loss) per share is the same as basic net income (loss) per share.

As of March 31, 2023 and December 31, 2022, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three months ended March 31, 2023 and 2022, earnings and losses are allocated pro rata between the two classes of common shares as follows:

	For the three months ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	($1,859,383)	($778,878)	$1,413,113	$353,278
Denominator:
Basic and diluted weighted average common shares outstanding	8,952,225	3,750,000	15,000,000	3,750,000
Basic and diluted net income (loss) per common share	($0.21)	($0.21)	$0.09	$0.09
NOTE 3. INITIAL PUBLIC OFFERING
On August 30, 2021, the Company consummated its Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit consisted of one share of the Company’s Class A common stock, $0.0001 par value, and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase on
e share of Class A common stock at an exercise price of $11.50 per whole share.
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
The proceeds from the sale
o
f the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Extended Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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
In September 2022, the Sponsor agreed to loan the Company funds to cover expenses until the Business Combination is consummated. The loan is interest bearing with an interest rate of 3.05% and is due upon demand. Interest expense during the three months ended March 31, 2023 amounted to $
1,678.
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

During the three months ended March 31, 2023 and 2022, the Company incurred $0 and $20,000 of services agreement expenses, respectively, which are included in “General and administrative expenses” in the accompanying statements of operations.
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
NOTE 7. REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred stock
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 289,195 and 15,000,000 shares of Class A common stock, respectively, issued and outstanding that are subject to possible redemption.
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
On February 22, 2023, a special meeting was held and the stockholders approved an amendment to its Amended and Restated Certificate of Incorporation on February 27, 2023. The amendment extended the date by which the Company has to consummate the Initial Business Combination to August 31, 2023 and expanded the methods that the Company may employ to not become subject to the “penny stock” rules of the SEC.
On February 22, 2023, the holders of 14,710,805 of Class A common shares redeemed their shares at the redemption price of approximately $10.11 per share. As of March 31, 2023 and December 31, 2022, 289,195 and 15,000,000 shares of Class A common stock, respectively, are subject to possible redemption at the redemption amount and are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 3,750,000 shares of Class B common stock issued and outstanding. The underwriters waived the election to exercise its over-allotment option on October 11, 2021, and as a result, 562,500 shares of Class B common stock were forfeited.
Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law, provided that only holders of Class B common stock have the right to vote on the election of the Company’s directors prior to the Initial Business Combination and may remove a member of the board of directors for any reason.
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
basis.
NOTE 8. WARRANT LIABILITY
As of March 31, 2023 and December 31, 2022, the Company had 7,500,000 Public Warrants and 5,000,000 Private Placement Warrants outstanding in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statements of operations.
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
NOTE 9. FAIR VALUE MEASUREMENTS
At March 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $3,990,805 and $151,772,731, respectively, in U.S. treasury bills and a money market mutual fund which are invested in U.S. Treasury Securities. During the three months ended March 31, 2023, $148,710,711 was withdrawn from the Trust Account for Class A common stock redemptions and $408,416 was withdrawn from the Trust Account to pay for tax obligations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Treasury Securities	$3,990,805	$—	$—
Liabilities:
Public Warrants	$750,000	$—	$—
Private Placement Warrants	$—	$400,000	$—
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Treasury Securities		$151,722,731	$—	$—
Liabilities:
Public Warrants		$75,000	$—	$—
Private Placement Warrants	$		$50,000	$—
Transfer to/from Levels 1, 2, and 3 are recognized at the beginning of the quarter in which the transfer occurred. There were no transfers between levels of the hierarchy for the three months ended March 31, 2023. The Public Warrants are classified as Level 1 as they are separately listed and traded in an active market during the period. The Private Placement Warrants are classified as Level 2 as all of the significant inputs to the valuation model used to estimate the fair value of the Private Placement Warrants became directly or indirectly observable from the listed Public Warrants.
Level 1 assets include investments in U.S. treasury bills and a money market mutual fund.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as described below.
On April 7, 2023, business combination agreement (the “Business Combination Agreement”), by and among the Company, CAC MergerSub, Inc., a Washington corporation (“Merger Sub”), and RealWear, Inc., a Washington corporation (“RealWear”), was terminated in accordance with its terms. The termination of the Business Combination Agreement also terminates and makes void the Sponsor Letter Agreement, the Transaction Support Agreement, and the Supporting Company Shareholders
Lock-Up
Agreement (each as defined in the Business Combination Agreement), each of which was executed concurrently with the Business Combination Agreement.

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

Our sponsor is Cascadia Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on August 25, 2021. On August 30, 2021, we consummated our Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs of $ 8,830,225 of which $5,250,000 was for deferred underwriting commissions.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of an aggregate of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating total gross proceeds of $5,000,000 (the “Private Placement”). Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share.

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

We will have until August 31, 2023 to complete a Business Combination (the “Combination Period”). On February 22, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed an amendment to its Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to, among other things, extend the Combination Period for 6 months to August 31, 2023 (the “Extended Combination Period”). If we are unable to complete a Business Combination within the Extended Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Extended Combination Period. In connection with the Special Meeting and the Charter Amendment, 14,710,805 shares of the Company’s Class A common stock were tendered for redemption.

Business Combination Agreement

On February 5, 2023, we entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, CAC MergerSub, Inc., a Washington corporation (“Merger Sub”), and RealWear, Inc., a Washington corporation (“RealWear”), pursuant to which Merger Sub would merge with and into RealWear, with RealWear surviving as a wholly-owned subsidiary of the Company (the “Merger”). On April 7, 2023, the Business Combination Agreement was terminated pursuant to Section 7.1(f) thereof (the “Termination”).

Liquidity and Capital Resources, and Going Concern

As of March 31, 2023, we had $534,812 of cash in our operating bank account and $2,648,851 in current liabilities.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on our behalf in exchange for the issuance of Founder Shares, and loan proceeds of $123,795 under a promissory note. We repaid the promissory note in full on August 30, 2021. Our liquidity needs have otherwise been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement and a loan from our Sponsor with a principal amount of $221,785 and interest payable of $1,678 outstanding as of March 31, 2023.

Based on the foregoing, we do not believe we have sufficient liquidity to meet our current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans. If we complete a Business Combination, we would repay any working capital loans out of the proceeds of the Trust Account released to us. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans through March 31, 2023. The working capital loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant of the post-business combination entity. The warrants would be identical to the Private Placement Warrants.

Additionally, if our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, following the redemptions completed in connection with the Extension, we will need to obtain additional financing to consummate our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. If we are unable to complete a Business Combination by August 31, 2023, we will cease all operations except for the purpose of liquidation, unless the Extended Combination Period is extended.

Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through working capital loans and through consummation of our initial Business Combination. There is no assurance that working capital loans will be available to the Company or that our plans to consummate a Business Combination will be successful.

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

Results of Operations

Our entire activity since inception up to March 31, 2023, was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, our search for, evaluation of and negotiations in connection with prospective Business Combination opportunities. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had net loss of approximately $1,599,000, which consisted of a loss from operations of approximately $1,628,000, which was comprised of approximately $1,613,000 of general and administrative expenses and $15,000 of franchise tax expense, and non-operating income of approximately $310,000, which was comprised of interest earned on marketable securities held in the Trust Account of approximately $1,337,000, change in fair value of warrants liabilities of approximately $1,025,000, interest expense of approximately $2,000, and a provision for income taxes for approximately $281,000.

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

Net (Loss) Income per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period as calculated using the two-class method. At March 31, 2023, we had outstanding warrants to purchase up to 12,500,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net (loss) income per common share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the three months ended March 31, 2023. We have two classes of common shares, Class A common shares and Class B common shares. Earnings and losses are shared pro rata between the two classes of common shares.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Quantitative and Qualitative Disclosures About Market Risk

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

The Company conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of February 5, 2023, by and among the Company, CAC MergerSub, Inc., and RealWear, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on February 6, 2023).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on August 31, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-258515) filed on August 5, 2021).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated February 27, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40762) filed on February 28, 2023).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cascadia Acquisition Corp.

Date: May 15, 2023	By:	/s/ Jamie Boyd
	Name:	Jamie Boyd
	Title:	Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer)